Form 10-K
period 1993-12-31
E SYSTEMS INC
filed 1994-03-29
CIK 30875

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1993        Commission File Number 1-5237

                            ------------------------

                                E-SYSTEMS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        DELAWARE               75-1183105
     (STATE OR OTHER        (I.R.S. EMPLOYER
     JURISDICTION OF         IDENTIFICATION
    INCORPORATION OR             NUMBER)
      ORGANIZATION)
  6250 LBJ Freeway, P.O. Box 660248, Dallas,
               Texas 75266-0248
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES
             INCLUDING ZIP CODE)

              Registrant's telephone number, including area code:
                                 (214) 661-1000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                            NAME AND EXCHANGE
           TITLE OF CLASS                  ON WHICH REGISTERED
- ------------------------------------  -----------------------------
   Common Stock, $1.00 Par Value         New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 4, 1994.
                  COMMON STOCK $1.00 PAR VALUE, $1,202,048,806

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 4, 1994.
        COMMON STOCK, $1.00 PAR VALUE -- OUTSTANDING SHARES, 33,948,943

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's proxy statement dated March 25, 1994 are incorporated by reference into Part III.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1.    BUSINESS

    The Company was incorporated in Delaware in 1964. The Company designs, develops and produces advanced electronic systems and products, primarily for sale in defense related markets, and provides various related technical services. The Company's largest business segments are the design, development and production of reconnaissance and surveillance systems and command, control and communications systems which represented approximately 80% of the Company's sales in 1993. The Company also designs, develops and manufactures intelligence collection and processing systems, which through reconnaissance and surveillance activities collect radio frequency signals and images, process that data, correlate it with other information ("fusion"), and communicate the information to users including various decision makers, such as battlefield tactical commanders and the National Command Authority. In addition, the Company produces navigation and control systems, and performs aircraft maintenance and modification and other services.

    Approximately 89% of the Company's sales in 1993 were made under contracts with the U.S. Government or to prime contractors with the U.S. Government and approximately 9% were to international customers (principally governments). A substantial portion of the Company's business is conducted under contracts which carry governmental security classifications, many of which prohibit the disclosure of any of the information concerning the nature of the work being done.

    The sales and operating profits of the Company's business segments for the three years ending December 31, 1993, are set forth in tables at page 39 of this Annual Report on Form 10-K.

    The backlog believed to be firm at December 31, 1993 was $2,133 million compared to $2,320 million at December 31, 1992. Approximately 87% of the backlog is represented by contracts with the U.S. Government and prime contractors, excluding foreign military sales contracted directly with the U.S. Government. The backlog figures consist of the sales value of U.S. Government contracts and subcontracts which have been contractually documented and for which funds have been authorized by the procuring agency and contracting authority, and the aggregate sales price of firm orders for undelivered nongovernment business. Approximately 70% of the backlog at December 31, 1993 is expected to result in sales during 1994, and the remainder is expected to result in sales in subsequent years. No single contract accounts for more than 10% of the Company's backlog.

RECONNAISSANCE AND SURVEILLANCE

    The Company believes that it is a leader in design, development and integration of sophisticated reconnaissance and surveillance systems. These systems include signal intelligence systems (i.e., communications and electronic intelligence systems), intrusion detection systems, electronic support measures and automated, remotely controlled reconnaissance systems. A wholly owned subsidiary of the Company, Engineering Research Associates, Inc., headquartered in Vienna, Virginia ("ERA"), designs and develops high frequency surveillance systems. Another wholly owned subsidiary, HRB Systems, Inc., ("HRB") headquartered in State College, Pennsylvania, designs and develops signal collection, processing and analysis systems, which complement the Company's activities in the intelligence and reconnaissance systems market.

    Strategic reconnaissance and surveillance systems produced by the Company utilize technically advanced sensors, receivers, electro-optical devices, processing equipment, computers and display and communications devices which detect, locate and analyze hostile electromagnetic signals and other data. These systems provide information as to the location and sources of such signals and the functions, operating characteristics and intentions of such sources. The systems consist of various electronic components and other materials manufactured by the Company and others, which are integrated to perform functions specified by customers. Many systems are integrated using complex interconnection and processing equipment such as mini-computers and micro-processors together with related software.

    These versatile systems are adaptable to meet evolving needs such as arms-control verification, drug interdiction and improved submarine detection. As an example, one program calls for the design, development and production of a transportable ground station integrating multi-sensor processing and dissemination of strategic and tactical imagery. It will provide, for the first time, near real-time imagery intelligence to tactical commanders. Each system will be specifically tailored to the particular branch of the service to which it is assigned and to the commander's unique needs.

    The Company has developed reconnaissance and surveillance systems which operate in all environments. The Company's activities in the field of airborne reconnaissance and surveillance systems also involve the modification of aircraft, the installation of the systems, flight testing and technical support and maintenance service for the systems.

    An advanced version of the EGRETT aircraft, developed as a reconnaissance and surveillance platform for the German Air Force, can carry a variety of payloads including signal intelligence, imagery and environment sensors and communications devices. In January 1993, the Company was notified by the German government that it does not plan to proceed with the GAFECS program, which was the principal user of the EGRETT aircraft. The loss of this program adversely impacted the Company's short-term international business goals, however, the Company believes that there are other government and commercial applications for the aircraft, such as special operations and anti-terrorist support, drug interdiction, search and rescue, communications relay, environmental sensing and monitoring, geophysical surveys and scientific experiments.

    The Company generally engages in the design, development and production of reconnaissance and surveillance systems under a number of separate contracts, each of which involves relatively few units of production.

COMMAND, CONTROL AND COMMUNICATIONS

    The Company develops and produces a broad range of systems and products for instantaneous communication via line-of-sight, satellites or integrated networks. These systems receive information that is gathered by advanced electronic means and conventional measures such as radar, photo reconnaissance and radio. The information is then transmitted to data processing systems and is displayed in a command center in a form which can readily be used to command and control forces and to monitor rapidly changing strategic and tactical events. These systems include communications (both analog and digital), large scale data processing, software, data link terminals, antennas and display equipment.

    The Commanders Tactical Terminal is a joint service, interoperable system using airborne relays to disseminate and receive intelligence information to widely dispersed field units on a near real-time basis. The Company is developing a high-priority survivable communications integration system for the U.S. Space Command. It uses microwave, satellite, land lines, fiber optics, sensors and processors to provide secure and accurate communications between U.S. early warning stations and The North American Air Defense Command ("NORAD") in Colorado Springs.

    The Company produces a transportable, interoperable and self-contained signal intelligence system called Celtic, which provides a readily reconfigurable system to support signal acquisition or a combination of signal acquisition and direction finding. Celtic is one of the fundamental building blocks E-Systems is using to expand in the international marketplace.

    The Company produces a Multi-mission UHF Satcom Transceiver ("MUST"), a full duplex radio, which combines state-of-the-art modem and transceiver functions into a single unit. As the smallest airborne demand assured multiple access and interoperable radio available today, the MUST transceiver supplies upgrades while simplifying existing communication systems. E-Systems has also developed key components of the Government Emergency Telecommunications Service ("GETS"). This service allows priority status for officials and emergency support personnel to establish communication over public telephone networks in times of crisis.

    E-Systems also designed and furnishes the Data Distribution System, a key element of the United States Navy's Cooperative Engagement Capability, which provides a highly reliable secure data communication link to distribute real time sensor information for ship defense. Threat tracking information is shared interactively between all ships and aircraft in the same battle group.

    An outgrowth of the Company's command, control and communications business segment has been the development of complex, computer-based digital data storage systems for easy information retrieval and rapid transmission to the users. The Company's EMASS-R- Data Storage and Retrieval System is being marketed to energy exploration companies, which have extremely large geological databases to maintain and access, and to other non-defense Government customers with huge databases.

    The Company also produces mobile command and control facilities which can be airlifted anywhere in a worldwide command mission area. These shelters are self-contained command centers for the control of airlift operations from tactical airfields which have no other communications facilities in place. They provide secure line-of-sight or satellite data and voice communications. These systems were used during the Iraq-Kuwait war in the Middle East.

NAVIGATION AND CONTROLS

    The Company develops and manufactures automatic control products for aircraft, missile steering and tracking systems, and aircraft navigation aids.

    Substantially all Boeing commercial jet aircraft, including the 757 and 767 aircraft, flown by domestic and international airlines are equipped with flight controls designed and manufactured by the Company. Flight controls are sold to manufacturers as original equipment and to airlines as replacements. The Company also produces an automatic pilot module for the Boeing 737 and 757. The
Company's flight control systems provide the pilot with computer measured responses to stress on aircraft control surfaces or perform other precision control functions.

    The Company manufactures portable tactical air navigation systems for military use to assist pilots in landing at remote or unimproved locations.

AIRCRAFT MAINTENANCE AND MODIFICATION AND OTHER SERVICES

    The Company provides maintenance, repair and modification services for commercial, executive and military aircraft of all types. Other similar work by the Company involves U.S. Air Force aircraft which are regularly returned to the Company for maintenance and systems updating. In addition, the Company maintains field teams for servicing and operational support throughout the world. The Company also has designed and installed a number of executive or head-of-state custom interiors in various types of aircraft. The Company and a wholly owned subsidiary, Serv-Air, Inc., performs special services such as facilities operations, logistics and support, electronics repair, computer based training and simulation systems and base management and support services at various military installations in both the continental United States and worldwide.

    The Company provides worldwide technical and logistics support for the United States Air Force fleet of KC-10 aircraft used for in-flight refueling and cargo transport. Logistics support includes an on-line computerized inventory management system, which supports material procurement, inventory control and specialized repair and overhaul activity for more than 10,000 line items. Serv-Air also provides base support to four major U.S. Army Commands, maintaining infrastructure, utilities and services equivalent to those required in a large city. Primary functions include facility engineering, utility systems operation and repair, equipment and vehicle maintenance, audio visual services, supply and inventory control, housing management, transportation and various administrative efforts. At a Government facility in Lexington, Kentucky, Serv-Air converts crash damaged Apache helicopters into training devices. The Company also provides contract field teams on call to modify, maintain or repair aircraft, watercraft, vehicles and heavy support equipment for the U.S. military forces anywhere in the world.

    Operating from 17 fixed sites and additional remote sites, E-Systems maintains a fleet of 150 aircraft for the U.S. Customs Service. These aircraft are equipped with sophisticated airborne avionics sensor systems, including downward and forward looking infrared sensors. The Company also performs work for the Federal Aviation Administration on its flight inspection fleet of aircraft used to verify the accuracy and integrity of the country's en route flight guidance system and approach and takeoff airport guidance and control. The Company has a contract to modify four Lear Jet Model 60 aircraft and a Challenger 601-3R aircraft for the Federal Aviation Administration in connection with this program.

NON-TRADITIONAL BUSINESS

    As the defense budget declines, the Company is devoting many of its resources and competencies into systems suited for non-defense Government and commercial customers using leading edge technologies developed for the Department of Defense. Although none of the current programs contribute a significant amount of sales or profits to the Company, the management believes that some of these projects will lead to business areas of which may offer growth potential and make contributions to earnings within the not too distant future. Examples of the initiatives throughout the Company include the harnessing of surveillance technology developed for the Department of Defense into products which can provide nondisruptive means to detect traffic incidents and to estimate traffic volume and flow rates. This system, developed in part with a Government grant, is designed to reduce congestion on the public highways and is expected to be part of a national intelligent vehicle highway plan. Another product aimed at the transportation industry is Accutrans, which uses existing technology to develop a real time system for fleet management, location and status of mass transit vehicles. Another system, Vista Flight Net, enhances weather and flight information for the Federal Aviation Administration's Flight Service Stations, making current and accurate information more readily available to the general aviation pilot.

    Several of the Company's divisions are working on initiatives in the medical and health care industry. The Company's PACS systems (Picture Archiving and Communications System) is the core element of a comprehensive image management and communications system within a major medical center.

    The  Company  is   performing  contracts  involving   large  data   handling
capabilities to apply this knowledge to the Federal Student Loan program. Designed to detect and locate those who default on student loans, the system provides support for the United States Health, Education and Welfare Department.

    The emergence of the so-called "Information Highway", and its opportunities for massive data exchange, is leading to demands for increased levels of integrity and privacy in data systems. E-Systems has a family of products called TeleSecurity-TM- which build on defense security communications systems and have been developed as inexpensive and superior wide area network security systems which control remote access to protected resources. The Company's INFOSEC systems offers a completely secure information storage and retrieval system to protect both Government and civilian sensitive data. INFOSEC automates information processing through consolidation of data systems using media encryptors and encrypted compact discs.

GOVERNMENT CONTRACTS

    Companies engaged primarily in supplying defense related equipment to the Government are subject to certain business risks unique to that industry. Among these are dependence on Government appropriations, changing policies and regulations, complexity of design and rapidly changing technologies and possible cost overruns. Since the Government usually awards or funds contracts for only one year at a time, the Company's business depends primarily upon such relatively short-term contracts, the periodic exercise by the Government of contract options and annual funding of continuing contracts.

    Approximately 47% of the Company's current Government contracts are firm, fixed price contracts accounting for approximately $1.0 billion. Under this type of contract, the price paid to the Company is not subject to adjustment by reason of the costs incurred by the Company in the performance of the contract, except for costs incurred due to contract changes ordered by the Government. Multi-year fixed price contracts normally allow for price revision based on U.S. Government price indices.

    The Company incurs significant work-in-process costs in the performance of United States Government contracts. However, the Company is usually entitled to invoice the U.S. Government for monthly progress payments on fixed price contracts and twice-monthly on some cost reimbursable contracts. The Government recently reduced the progress payment rate on fixed price contracts from 85% to 75%, increasing the Company's working capital requirements. The Company does not normally acquire inventory in advance of contract award, and the Company does not maintain significant stocks of finished products for sale. Government progress payments affect the amount of working capital necessary for the Company to finance work-in-process costs in the performance of these contracts. The Government does not recognize interest or other costs associated with the use of capital and, therefore, progress payment reductions may have adverse effects on the Company's profitability.

    The Company also performs work for the Government under cost reimbursable and incentive type contracts. Cost reimbursable contracts provide for reimbursement of costs incurred, to the extent such costs are allowable under Government regulations, plus a fee. Under incentive type contracts, the amount of profit or fee realized varies with the attainment of incentive goals such as costs incurred, delivery schedule, quality and other criteria. Fixed price contracts normally carry a higher profit rate than cost reimbursable and incentive type contracts to compensate for higher business risk. In addition, government law and regulation provides that certain types of costs may not be included in either the directly-billed cost or the indirect overheads for which the government is responsible. Many of these so-called "unallowable" costs include ordinary costs of doing business in a commercial context. These costs must be borne out of the pretax profit of the corporation and, thus, tend to reduce margins on government work.

    The so called "unallowable costs", which are not recoverable as a cost of business on Government contracts, although they are ordinary and necessary costs of doing business in the commercial context, are spelled out in Government acquisition regulations which do not permit contractors to bill the Government directly or indirectly for specified kinds of costs on Government cost reimbursement contracts, and do not allow these costs to be included in the bidding and pricing structure of negotiated fixed price contracts. The allowability or unallowability of such costs and other similar costs are covered in detail in the Federal Acquisition Regulations. Examples of such unallowable costs, including costs which are generally regarded as ordinary and necessary business expenses are: Public relations and advertising costs; contributions to local civil defense funds and projects; donations; business entertainment; independent research and development costs and bid and proposal costs over a negotiated ceiling; insurance costs to protect from the cost of correcting defects in material and workmanship; interest on borrowings and other financial costs, including costs associated with raising capital; lobbying; organizational costs including pursuit of mergers and acquisitions; patent and intellectual property costs not specifically required by contract; reconversion costs; employee relocation costs (with exceptions); travel and per diem costs in excess of those reimbursed to government employees and certain legal fees.

    Any Government contract may be terminated for the convenience of the Government at any time the Government believes that such termination would be in its best interests. Under contracts terminated for the convenience of the Government, the Company is entitled to receive payments for its allowable costs and, in general, a proportionate share of its fee or profit for the work actually performed.

    Recognition of profits is based upon estimates of final performance, which may change as contracts progress. Work may be performed prior to formal authorization or adjustment of contract price for increased work scope, change orders and other funding adjustments. Because of the complexity of Government contracts and applicable regulations, contract disputes with the Government occur in the ordinary course of the Company's business. The resolution of such disputes may affect the profitability of the Company in performing these contracts. The Company believes that adequate provision has been made in its financial statements for these and other normal uncertainties incident to its Government business.

    Changes to procurement regulations in recent years, as well as the Government's drive against "fraud, waste and abuse" in defense procurement systems have increased the complexity and cost of doing business with the Government. Some of these changes have redefined the ability to recover various standard business costs which the Government will not allow, in whole or in part, as the cost of doing business on Government contracts. Other legal and regulatory practices have increased the number of auditors, inspectors general and investigators to the point that the Company, like every other major Government contractor, is the constant subject of audits, investigations and inquiries concerning various aspects of its business practices. One pending investigation resulted in subpoenas by the Government for a large number of documents, and Government interviews of a large number of current and former employees. The Company believes that this investigation, which has been ongoing for over three years, is currently dormant. The Company is unaware that the investigation produced credible evidence of material wrongdoing by it or its employees and, therefore, believes that charges or claims will not be brought against it or its employees arising from this investigation.

    The Company regards charges of violation of government procurement regulations as extremely serious and recognizes that such charges could have a material adverse effect on the Company. If the Company is determined to be in noncompliance with any of the applicable laws and regulations, the possibility exists of penalties and debarment or suspension from receiving additional Government contracts.

INTERNATIONAL SALES

    The distribution of the Company's international sales is shown on the table set forth on Page 38 of the Company's 1993 Consolidated Financial Statements included herein. These sales are primarily export sales.

    Reconnaissance and surveillance systems, high altitude platforms and ground-based transportable aircraft navigation systems are the principal source of international sales revenues of the Company. Since most of the Company's export sales involve technologically advanced products, services and expertise, U.S. export control regulations limit the type of products and services that may be offered and the countries and governments to which sales may be made. Consequently, the Company's international sales may be adversely affected by changes in U.S. Government export policy. In addition, the Company's international sales are subject to risks inherent in foreign commerce, including currency fluctuations and devaluations, changes in foreign governments and their policies, differences in foreign laws and difficulties in negotiating and litigating with foreign sovereigns. The Company believes that it has mitigated certain of these risks by obtaining letters of credit and advance payments and by denominating contracts in U.S. dollars where possible.

COMPETITION

    With  the  recent  end  of  the  "Cold  War"  and  prospects  of substantial reductions in defense budgets for the procurement of military systems and equipment, the Company expects that its niche business in the reconnaissance, surveillance and intelligence market will probably be funded at a level which is less drastically cut than other elements of the defense budget. Therefore, the Company expects that its business will become even more attractive to competitors.

    The Company faces intense competition with respect to all of its products and services. Competition is heightened by "competitive advocates" required of each Department of Defense procurement office, whose jobs are to see that new and renewal contracts are subjected to increased competition. Many of the Company's significant competitors are, or are controlled by, companies which are larger and have substantially greater financial resources than the Company. The Company also competes with small companies operating within a particular business segment. Sales are made principally through competitive proposals in response to requests for bids from U.S. Government agencies and prime contractors. The principal competitive factors are price, technology, service and ability to perform.

    The Company's business consists largely of projects which involve the production of a relatively small number of units. Due to the diversity and specialized nature of the products produced and the governmental security restrictions applicable to many of the Company's activities, the Company cannot determine its market position in significant areas of its business. However, the Company believes that it is one of the leading manufacturers of reconnaissance and surveillance systems.

RESEARCH AND DEVELOPMENT

    Research and development and the Company's technological expertise have been important factors in the Company's growth. A substantial portion of the Company's business consists of research and development oriented products conducted under cost reimbursable contracts, many of which also result in the production of prototype hardware and systems. It is not possible to estimate separately the value of the research and development portion of these contracts as compared to the preproduction and prototype portion.

    In 1993, the Company spent approximately $53.2 million on product research, design and development related to U.S. Government contracts (in addition to the activities described in the above paragraph). This compares to approximately $53.9 million in 1992 and $51.4 million in 1991 and includes research, development and engineering and costs incurred to submit bids and proposals for the Company's highly technical products and services to its customers. Most of the expenditures during these periods were recovered by the Company pursuant to independent research and development agreements negotiated with the U.S. Government. These agreements generally provide that the research and development costs up to specified ceiling limits and for specified efforts may be included in the overhead expense charged to certain Government contracts and recovered as part of the contract price.

RAW MATERIALS

    The Company's products require a wide variety of components and materials. The Company has multiple external sources for most of the components and materials it uses in production and produces certain components and materials internally. Although the Company has experienced shortages and long lead times for certain components and materials, such shortages and long lead times have not had a material effect on the Company's business, and the Company believes that the sources and availability of its raw materials are adequate.

ENVIRONMENTAL PROTECTION

    Federal environmental regulation of the electronics manufacturing industry is effected primarily through the Environmental Protection Agency ("EPA"). Regulations promulgated and proposed by the EPA, as well as state and local authorities, contain detailed provisions governing the types and amounts of waste generated from the electronic manufacturing process and the manner of disposal of such waste. Federal "Superfund" legislation mandates the clean-up of toxic waste sites, which may include sites used by the Company and others in the electronics manufacturing industry. See "Item 3. Legal Proceedings, ENVIRONMENTAL MATTERS".

EMPLOYEES

    At December 31, 1993, the Company employed approximately 16,700 persons, approximately 42% of whom are engineers, scientists and highly skilled technicians. Approximately 1,900 of the Company's employees are covered by collective bargaining agreements with various unions. The Company considers its employee relations to be good.

PATENTS, TRADEMARKS AND LICENSES

    The Company is a high technology company and, as such, is a holder of numerous patents. In addition, the Company is a party to various license agreements and has registered trademarks for a number of its products. None of the business segments of the Company are materially dependent upon patents, licenses, or trademarks.

ITEM 2.    PROPERTIES.

    The Company occupies buildings which contain approximately 7,053,000 square feet of floor space. Approximately 1,860,000 square feet are owned by the Company and the remaining 5,195,000 square feet are leased. Approximately 37,000 square feet of space are leased (or subleased) to non-affiliated persons. The principal plants and offices are located as follows:

                                      APPROXIMATE
                                      SQUARE FEET
LOCATION                              FLOOR SPACE                            DESCRIPTION
- ----------------------------------  ---------------  ------------------------------------------------------------
Greenville, Texas                      2,894,000     Offices, engineering, research and development, production:
                                                       airborne electronic systems installation, aircraft
                                                       overhaul and maintenance.
Garland, Texas                         1,405,000(a)  Offices, engineering, research and development, production:
                                                       radiation laboratory, electronic components, high powered
                                                       transmitters, radar antennas and other products.
St. Petersburg, Fla.                     598,000(b)  Offices, engineering, research and development, electronic assembly, production: communication systems and equipment
                                                       and electronic data handling systems.
Loudoun County, Falls Church and         846,000(c)  Offices, engineering, research and development, production:
  Fairfax County, Va.                                  reconnaissance and surveillance and electronics.
Salt Lake City, Utah                     180,000     Offices, engineering research and development, production:
                                                       electro-mechanical, navigation and automatic controls.
State College, Penn.                     351,000     Offices, engineering, research and development, production:
                                                       reconnaissance and surveillance.
Dallas, Texas                             80,000(d)  Corporate offices.
Other Properties                         699,000(e)  Offices, production and depot maintenance of electronic equipment and systems.

- ------------------------
(a)  Approximately 977,000 square feet are owned by the Company.
(b)  Approximately 559,000 square feet are owned by the Company.
(c)  Approximately 205,000 square feet are owned by the Company.
(d)  Owned by the Company.
(e) This includes approximately 460,000 square feet at various locations owned by the United States Government and operated by the Company.

    The plant located at Greenville, Texas, is held under a lease, which expires as of October 1, 2017. A portion of the Garland, Texas, facilities of the Company is held under a lease which expires June 1, 2001, with options to renew for seven successive five-year periods. The Falls Church, Virginia, facility is held under a lease which expires in December 2005, with an option to renew for an additional five-year period. The plant located at Salt Lake City, Utah, is held under a lease which expires in October 1994, with options to renew the lease for three successive five-year periods.

    The facilities located at State College, Pennsylvania are held under various leases expiring from June 1992 to December 2005 with options to renew, ranging from ten years to multiple five-year periods.

    All real property and buildings are suitable for the Company's business and are generally fully utilized. The plants, machinery and equipment owned and leased by the Company are well maintained and suitable for its operations.

ITEM 3.    LEGAL PROCEEDINGS

ENVIRONMENTAL MATTERS

    ORANGE COUNTY, FLORIDA. An administrative proceeding was instituted in 1984 by the EPA and the Florida Department of Environmental Regulation against approximately 150 entities, including the Company, for disposal of hazardous waste at the City Chemical Company, Inc. hazardous waste recycling plant in Orange County, Florida. The extent of the Company's contribution of hazardous waste to that plant is estimated at 6.55% of the total waste deposited at the site.

    In conjunction with other Potentially Responsible Parties ("PRP's"), the Company had conducted a Remedial Investigation/Feasibility Study to define the parameters of needed remedial action. Based upon that study, a Record of Decision was issued by the EPA on March 29, 1990. That decision estimates the capital cost of the selected remedial measure at $1,516,725. Estimated operations and maintenance expenditures over a ten year period at the site are approximately $3,000,000. The EPA entered into a settlement agreement with the Company and approximately 130 other PRP's to finance the remedial program. A Consent Decree to effect that program was entered at the U.S. District Court for the Middle District of Florida on December 9, 1991. The design of the remedial program was completed in 1992. A contract for implementation of that design was awarded on January 20, 1993 with construction completion expected in mid-1994. Since the date of the initial Consent Decree, a substantial number of PRP's have exercised their right to buy-out of their liability at this site by paying a substantial premium above their volumetric contribution. As a result of those payments, no payment by the Company has been required to implement the construction of the remedial program; however, at the 80% construction completion point, the EPA will demand, pursuant to the Consent Decree, that the PRP's replenish the trust account by funding it to 120% of the initial program cost estimate. This will require the Company to make a payment of approximately $165,000 in 1994. The trust account will be used for annual operations and maintenance expenditures. Overruns will be funded at approximately 11% by the Company. The Company estimates total liability to the EPA at this site at approximately $400,000.

    The Company will also be responsible for a portion of the state's environmental response costs based upon its volumetric share of waste sent to the site. Liability for repayment of the state expenditures is estimated at approximately $100,000.

    SIMPSONVILLE, SOUTH CAROLINA. An Administrative Proceeding was instituted in 1987 by the EPA against the Company, along with other entities, for environmental response costs at the Golden Strip Septic Tank National Priority List (NPL) Site in Simpsonville, South Carolina. The EPA alleges that the Company and its predecessor corporation, LTV, disposed of hazardous waste at this site at various times prior to 1975. Documents relating to these allegations have been destroyed due to the significant lapse of time between the cessation of operations of the Golden Strip Site in 1975 and the notification to the Company from the EPA in 1987. The Company and other potentially Responsible Parties formed a group to conduct a Remedial Investigation/Feasibility Study. That study developed and analyzed several alternative remedial programs. A Record of Decision was executed by the EPA on September 12, 1991 selecting a remedial program estimated to cost approximately $4,000,000 with recurring annual operations and maintenance costs of approximately $75,000. A Consent Decree negotiated between the EPA and the PRP's was lodged in October, 1992. That Decree approves and authorizes implementation of the remedial program selected by the EPA. The environmental consulting firm of RMT, Inc. has completed a detailed design for the selected remedy. The design is currently awaiting EPA approval prior to implementation. The four major PRP's have executed an agreement allocating liability for the remedial costs. Under the terms of the agreement, the Company is responsible for 19.25% of remedial program costs. Two additional companies will participate to the extent of their very limited resources. The 1994 aggregate expenditures for the site are estimated at $1,500,000 with the Company's share being approximately $290,000. The Company's total liability for construction of the remedial program is estimated at approximately $886,000.

    SALT LAKE CITY, UTAH. The Company entered into a Stipulated Consent Agreement with the State of Utah, Division of Solid and Hazardous Waste on May 16, 1991 based upon preliminary data which indicated that soil and groundwater contamination existed immediately adjacent to a former underground storage tank located at the Montek Division. The Company has identified the lateral extent of the contamination and has proposed a remedial program consisting of limited soil removal and a groundwater pump and treat system. The remedial program is awaiting approval from the State of Utah. Remedial costs for this program are not expected to exceed $950,000 over a three year period.

    Neither the anticipated costs to be incurred by the Company to clean-up the sites where the Company has been named a "Potentially Responsible Party", the aggregate of those costs, nor the aggregate of all costs to be incurred to clean-up soil and groundwater contamination are expected to have a material adverse effect on the Company's financial condition.

    The Company is engaged in an industry which uses relatively insignificant quantities and varieties of hazardous chemicals. However, the current state of the law provides for liability without fault for companies dealing with hazardous waste materials. The federal courts have held that a single company may be held liable for the entire clean-up costs at a given site. Therefore, the Company may be sued for the total cost of cleaning up any of the sites where the Company's waste has been deposited. Should the Government institute such an action, the Company will vigorously oppose any attempt to impose liability beyond its volumetric share of waste sent to the site.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The names, ages, offices held and other information with respect to each of the executive officers of the Company as of February 25, 1994 are as follows:

            NAME                  AGE                         OFFICE(S)                       OFFICER SINCE DATE(1)
- ----------------------------      ---      ------------------------------------------------  -----------------------
E. Gene Keiffer                       64   Chairman of the Board                                September 2, 1975
A. Lowell Lawson                      56   Chief Executive Officer and President                November 30, 1978
Terry W. Heil                         56   Senior Vice President                                October 12, 1988
Peter A. Marino                       52   Senior Vice President                                October 14, 1991
Brian D. Cullen                       53   Senior Vice President                                 April 21, 1987
J. Robert Collins                     52   Vice President -- Strategic Planning and            September 22, 1993
                                            Development
James W. Crowley                      64   Vice President, Secretary and General Counsel        November 23, 1970
Art Hobbs                             46   Vice President -- Corporate Relations and              April 1, 1991
                                            Administration
Talbot S. Huff                        53   Vice President                                        April 21, 1987
James W. Pope                         50   Vice President -- Finance and Chief Financial        January 27, 1982
                                            Officer
James J. Reilly                       53   Vice President -- Financial Operations                August 30, 1989
                                            (principal accounting officer)
H.L. Thurmon                          52   Vice President -- New Business Development           November 1, 1971
Marshall D. Williamson                52   Vice President                                         July 28, 1993

- ------------------------
(1) Each of the executive officers has been elected to his position until the next annual meeting of the stockholders of the Company, April 27, 1994, or until his successor be duly elected and qualified.

    Each of the executive officers has been employed as indicated in the table above for more than five years except as may be indicated below:

    E. GENE KEIFFER -- Mr. Keiffer is Chairman of the Board having been elected to that position on April 25, 1989. He had served as Chief Executive Officer from April 25, 1989 to January 26, 1994. Previously he served as Senior Vice President and Group Executive Officer since November 1, 1983.

    A. LOWELL LAWSON -- Mr. Lawson was elected Chief Executive Officer on January 26, 1994. He has held the position of President since April 25, 1989. Previously he served as Executive Vice President from April 21, 1987 to April 25, 1989 and Senior Vice President and Group Executive since November 1, 1983.

    TERRY W. HEIL -- Dr. Heil was elected Senior Vice President effective October 12, 1988. Prior to joining the Company at that time, Dr. Heil had been executive vice president of the Defense Electronics Group of the Singer Corporation since 1986 and had held other senior executive positions with Singer for more than five years previous.

    PETER A. MARINO -- From July 1991 until October 1991, Mr. Marino was executive vice president and chief operating officer of Fairchild Corporation. From September 1989 to July 1991, Mr. Marino was president and chief operating officer of Fairchild Industries, Inc. a high-technology company engaged in spacecraft and space subsystems, military avionics, defense communications, telecommunications, aerospace fasteners and capital equipment for the plastics molding industry. Between October 1988 and September 1989, he was senior vice president of Fairchild Industries, Inc. From October 1986 to September 1988, Mr. Marino was, first, executive vice president and then, president and chief operating officer of Lockheed Electronics Company, Inc. and a vice president of the parent, Lockheed Corporation. Prior to that time, Mr. Marino had been with the United States Central Intelligence Agency from 1970 to 1986, serving in various technical and managerial positions.

    BRIAN D. CULLEN -- Mr. Cullen served as Vice President of the Company from April 27, 1987 to January 26, 1994.

    J. ROBERT COLLINS -- Dr. Collins was vice president of business development of the Garland Division, Garland, Texas, from March 16, 1992 to September 22, 1993 when he was elected to his current position. Prior to that, he was division vice president of the Garland Division from May 20, 1985 to March 16, 1992.

    ART HOBBS -- Prior to his current position, Mr. Hobbs was the vice president of human resources of the Greenville Division, Greenville, Texas, the largest operating division of the Company. He had served in such capacity since 1982, having previously been director of employee relations for three years.

    JAMES J. REILLY -- Mr. Reilly was director of Financial Controls from April 14, 1989 to August 10, 1989. Before joining the Company, he was Group Controller for the Pullman Company, which is engaged in the production of aerospace and electronic and material components, since 1987. From 1978 to 1987 he was Vice President-Finance for Loral Electronics Systems Division.

    MARSHALL D. WILLIAMSON -- From February 1, 1993 until being elected to his current position, Mr. Williamson was vice president and assistant general manager of the Garland Division, Garland, Texas. He served as vice president of the Garland Division from May 20, 1985 until February 1, 1993 previously having held various managerial positions since joining the Company in 1975.

                                    PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
           RELATED STOCKHOLDER MATTERS

    The Company's common stock is listed on the New York and London Stock Exchanges and principally traded in those markets. The table below shows the high and low closing prices of the Company's common stock on the New York Stock Exchange, as reported in the WALL STREET JOURNAL, and the cash dividends declared per share for each quarter during the past two years.

QUARTER                                                      1ST        2ND        3RD        4TH
- ---------------------------------------------------------------------------------------------------
Stock Prices:
  1993 High.............................................   44 1/4      43        48 7/8     46 1/4
       Low..............................................   36 1/4     39 5/8     41 3/4     41 5/8
  1992 High.............................................    38        37 1/8     37 5/8     41 1/4
       Low..............................................   31 1/2     31 5/8      32        35 3/4
Dividends Declared:
  1993..................................................   $  .275    $  .275    $  .275    $  .275
  1992..................................................   $  .25     $  .25     $  .25     $  .25

HOLDERS OF RECORD:

    At March 4, 1994, there were 10,386 holders of record of the Company's common stock.

ITEM 6.    SELECTED FINANCIAL DATA

            FIVE-YEAR SUMMARY OF OPERATIONS AND FINANCIAL CONDITION
                          YEAR ENDED DECEMBER 31, 1993
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

SUMMARY OF OPERATIONS:                           1993           1992           1991           1990           1989
- ----------------------------------------------------------------------------------------------------------------------
Net sales..................................  $   2,097,114  $   2,094,913  $   1,991,284  $   1,810,172  $   1,626,434
Operating costs and expenses...............      1,916,458      1,924,177      1,824,238      1,663,939      1,501,780
                                             -------------  -------------  -------------  -------------  -------------
Profit from continuing operations..........        180,656        170,736        167,046        146,233        124,654
Other income (expense) -- net..............          5,830           (600)           264            879          4,121
Interest expense...........................         (6,211)        (7,664)        (8,559)       (10,515)       (10,226)
                                             -------------  -------------  -------------  -------------  -------------
Income from continuing operations before
 federal income taxes and the cumulative
 effect of a change in accounting
 principle.................................        180,275        162,472        158,751        136,597        118,549
Federal income taxes.......................         58,409         53,453         49,213         42,345         35,565
                                             -------------  -------------  -------------  -------------  -------------
Income from continuing operations before
 the cumulative effect of a change in
 accounting principle......................        121,866        109,019        109,538         94,252         82,984
Loss from discontinued operations..........             --             --             --         (8,632)            --
                                             -------------  -------------  -------------  -------------  -------------
Income before cumulative effect of a change
 in accounting principle...................        121,866        109,019        109,538         85,620         82,984
Cumulative effect of a change in accounting
 principle.................................             --       (178,510)            --             --             --
                                             -------------  -------------  -------------  -------------  -------------
Net income (loss)..........................  $     121,866  $     (69,491) $     109,538  $      85,620  $      82,984
                                             -------------  -------------  -------------  -------------  -------------
                                             -------------  -------------  -------------  -------------  -------------
Earnings (loss) per share:
  Continuing operations....................  $        3.58  $        3.31  $        3.35  $        3.02  $        2.65
  Discontinued operations..................             --             --             --           (.28)            --
  Cumulative effect of a change in
   accounting principle....................             --          (5.42)            --             --             --
                                             -------------  -------------  -------------  -------------  -------------
    Total..................................  $        3.58  $       (2.11) $        3.35  $        2.74  $        2.65
                                             -------------  -------------  -------------  -------------  -------------
                                             -------------  -------------  -------------  -------------  -------------
Cash dividends declared per common share...  $        1.10  $        1.00  $         .75  $         .75  $         .50
                                             -------------  -------------  -------------  -------------  -------------
                                             -------------  -------------  -------------  -------------  -------------
- ----------------------------------------------------------------------------------------------------------------------

YEAR-END FINANCIAL POSITION:
Bookings...................................  $   1,910,532  $   1,905,319  $   2,013,431  $   1,791,724  $   1,887,410
Backlog....................................  $   2,133,041  $   2,319,623  $   2,509,217  $   2,487,070  $   2,505,518
Current ratio..............................           4.44           3.01           3.51           3.12           3.27
Total assets...............................  $   1,279,173  $   1,253,573  $   1,075,441  $     967,178  $     866,215
Long-term debt.............................  $       7,873  $      34,119  $      84,897  $     118,706  $      91,133
Total debt.................................  $      33,129  $     103,920  $      90,462  $     127,671  $     110,022
Stockholders' equity at year-end...........  $     769,996  $     660,000  $     750,063  $     625,960  $     561,126
Total debt to equity ratio.................            .04            .16            .12            .20            .20
Return on average stockholders' equity.....          17.0%          (9.9%)         15.9%          14.5%          15.8%
Employees at year-end......................         16,703         18,590         18,622         18,435         17,920
Stockholders of record at year-end.........         10,097         10,810         11,228         12,035         12,054
Year-end closing stock price...............         43 3/8         41 1/8         37 7/8         34 3/8         30 7/8

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    SOURCES OF LIQUIDITY AND CAPITAL RESOURCES -- Net working capital increased $83 million from the prior year-end to $581 million. Net cash provided by operating activities was $96 million for 1993 compared to $123 million for 1992. This change was primarily due to collections of accounts receivable. Cash and cash equivalents at the beginning of the year and funds provided by operations were used to finance capital expenditures of $52 million, pay dividends of $36 million and pay-off $52 million in long-term debt and installment lease obligations.

    The ratio of total debt to equity was .04 at December 31, 1993 which is down from the total debt to equity ratio of .16 at December 31, 1992. This decrease is due to the $50 million pay-off of the five year, fixed rate Senior Notes in August 1993.

    The ratio of current assets to current liabilities was 4.4 at December 31, 1993 compared to 3.0 at December 31, 1992. Excluding the effect of adoption of Statement of Financial Accounting Standards (SFAS) No. 106 in 1992, return on equity increased from 15 percent in 1992 to 17 percent in 1993.

    The Government recently reduced the progress payment rate on fixed-price contracts from 85 percent to 75 percent. This change will increase requirements for working capital. Current financing agreements provide lines of credit up to $350 million of which $24 million was borrowed at December 31, 1993. Management believes these lines of credit and internally generated funds will be more than adequate to meet increased working capital requirements, capital expansion projects, dividend payments to shareholders and satisfy payment of the Company's maturing debt obligations.

    In the first quarter of 1993, the Company made the decision to fund a portion of the recurring costs associated with retiree health care benefits. To do so, the Company established a 401(h) account, which is a part of the E-Systems Salaried Retirement Plan, and a 501(c)(9) trust known as a voluntary employees' beneficiary association (VEBA). Funding the retiree health care costs will make them allowable under government contracts and deductible under Internal Revenue Service regulations, thereby, minimizing future profit impact.

    BUSINESS ENVIRONMENT -- The ongoing and dramatic geopolitical changes occurring in the United States and throughout the world continue to result in changes in the requirements and priorities established by Congress and the administration. Defense spending continues to decline with FY 1994 authorization at $262 billion and an administration target of $200 billion by the end of the decade. The total intelligence budget is expected to remain approximately flat over the next several years. Our customer environment is also changing with a continuing re-evaluation of roles and missions, pressure to reduce spending and a push to combine common functions within the various departments and agencies.

    There continues to be a large number of political and military pressure points throughout the world. The two currently dominating are the Bosnian conflict in Eastern Europe and the uncertainty that exists in the former Soviet Union. The number and diversity of conflicts or potential conflicts, coupled with decreasing forces, makes the intelligence function more important than ever. The company believes there will be a continuing need for precision weapon systems, expert command and control capabilities, and the collection and distribution of precise and timely intelligence information. As a leader in the design, development, deployment and operation of sophisticated information-oriented collection, analysis, monitoring and dissemination systems, the company is well-positioned to respond to these needs.

    We are also applying our technical and business strengths to markets which are outside our traditional business. This is evidenced by contract awards from the Department of Education for the development and operation of the national data base for student loans and grants and the FAA for the flight inspection aircraft program. The total value of this FAA contract including options exercisable through FY 1996 is approximately $400 million. These programs combined with increasing market acceptance of our EMASS-R- information storage and retrieval products and our continuing push into medical image processing and information are expected to provide a larger non-traditional business base for the company within the next several years.

    In January 1993, the company was notified by the German government that it does not plan on proceeding with the GAFECS reconnaissance and surveillance program at this time. Though the loss of this program will have an impact on the company's short-term international business goals, we believe there are opportunities in the international arena which will sustain the growth of our international business.

    With the above mentioned geopolitical changes, the international market for our products and systems is taking on a new look. Governments who previously depended on the United States and/or NATO to provide Command, Control and Communications, surveillance and analysis functions are now faced with providing these capabilities. As a result we are presently seeing opportunities in several countries and have booked projects in some. We believe that this trend, along with our increasing EMASS-R- penetration, will continue to yield a growing international component of our business base.

    The company is a developer and producer of high technology electronic systems and services, consisting principally of systems design, integration, hardware modification and development for the United States government or other prime government contractors. The company's business base consists of both cost-type and fixed price contracts with 60 percent being cost-type. The profitability of cost-type contracts is contingent upon several factors: customer's evaluation of performance on contracts, costs actually incurred, delivery schedule, quality and incentive or award fee arrangements. Given this determination of profitability, contract costs and related margins are not readily explainable in typical manufacturing terms. Also, due to the nature of the products or services provided by the company, many contracts are highly sensitive and classified under relevant U.S. Government regulations.

1993 COMPARED TO 1992

    NET SALES. Net sales for 1993 totaled $2,097 million compared to $2,095 million in 1992. Net sales in the Reconnaissance and Surveillance product segment decreased 9 percent to $1,260 million. The decline is attributable to the absence of the German reconnaissance and surveillance program which was canceled in January of 1993.

    COSTS AND EXPENSES. Operating profits increased 6 percent in 1993. This increase was primarily due to increased sales in the Aircraft Maintenance & Modification and Other Services product segment and improved margins in the Command, Control & Communications product segment. Operating profits for the Reconnaissance and Surveillance product segment were $111 million, down $3 million when compared to the same period in 1992. Operating profits in the Command, Control and Communications product segment increased $4 million, or 20 percent, to $27 million in 1993. Operating profits in the Aircraft Maintenance & Modification and Other Services product segment were $23 million, up 28 percent, or $5 million in 1993.

    Other income totaled $10.8 million for 1993 compared to $3.8 million for the same period in 1992. This increase was primarily due to interest associated with a one-time gain from a favorable tax settlement coupled with an increase in capital gains earned on the Company's Supplemental Executive Retirement Plan investments.

    INCOME.   Excluding the cumulative effect of  adopting SFAS 106 in 1992, net income increased 12 percent in 1993 to $121 million compared to $109 million in 1992. This increase was due to improved margins discussed above.

1992 COMPARED TO 1991

    NET SALES. Net sales from operations increased 5 percent, or $104 million, in 1992. This increase was primarily due to increased deliveries in the Reconnaissance and Surveillance and Aircraft Maintenance & Modification and Other Services product segments. Net sales in the Reconnaissance and Surveillance segment totaled $1,379 million for the year ended December 31, 1992, up 7 percent, or $89 million, from $1,290 million in the comparable period in 1991. Net sales in the Aircraft Maintenance & Modification and Other Services product segment increased $28 million or 10 percent in 1992.

    COSTS AND EXPENSES. Excluding the effect of adopting SFAS 106, operating profits increased 12 percent in 1992. This increase was primarily the result of increased sales in the Reconnaissance and Surveillance segment and improved margins due to production efficiencies in the Command, Control & Communications product segment. Operating profits for the Reconnaissance and Surveillance product segment were $114 million, up $6 million when compared to the same period in 1991. Operating profits in the Command, Control and Communication product segment increased $3 million, or 14 percent, to $22 million in 1992. Higher than anticipated costs resulted in a decrease in operating profits in the Aircraft Maintenance & Modification and Other Services product segment. Operating profits in this product segment decreased from $23 million in 1991 to $18 million for the year ended December 31, 1992.

    LOSS. Excluding the effect of adopting SFAS 106, net income increased 10 percent for the year ended December 31, 1992. Adoption of the new accounting standard required recognition of a non-recurring charge of $179 million which resulted in a loss of $69 million for the year.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The  index  to  Consolidated Financial  Statements  and  Financial Statement
Schedule is found on page 21. The Company's Financial Statements, Notes to Consolidated Financial Statements and Financial Statement Schedule follow the index.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Inapplicable.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item is set forth in the Company's proxy statement dated March 25, 1994 at pages 4 through 7 in the section entitled "Election of Directors," and is incorporated herein by reference. Reference is made to the section entitled "Executive Officers of the Registrant" under Part I.

ITEM 11.    EXECUTIVE COMPENSATION

    The information required by this item is set forth in the Company's proxy statement, dated March 25, 1994, at pages 8 through 17, under the sections entitled "Executive Compensation, Salaried Retirement Plan, Supplemental Executive Retirement Plan and Employment Agreements," and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is set forth under "Principal Stockholders" on pages 2 and 3 of the Company's proxy statement dated March 25, 1994, and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Inapplicable.

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) Documents filed as part of this report.

         1. Financial Statements

         2. Financial Statement Schedule

    The financial statements and the financial statement schedule filed as a part of this report are listed in the "Index to Consolidated Financial Statements and Financial Statement Schedule" on page 21. The index, statements and schedule are incorporated herein by reference.

    All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

         3. Exhibits required by Item 601 of Regulation S-K.

    A list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Index to Exhibits on pages 41 and 42, which immediately precedes such exhibits.

    (b) Reports on Form 8-K.

    No reports on Form 8-K were filed for the three months ended December 31, 1993.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          E-SYSTEMS, INC.

                                                   /s/ A. LOWELL LAWSON

                                          --------------------------------------
                                                     A. Lowell Lawson
                                            DIRECTOR, CHIEF EXECUTIVE OFFICER
                                                      AND PRESIDENT
                                                      March 28, 1994

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                      SIGNATURE                                         TITLE                         DATE
- ------------------------------------------------------  -------------------------------------  ------------------
                      /s/ E. GENE KEIFFER                       Chairman of the Board
     -------------------------------------------              of Directors and Director
                   E. Gene Keiffer
                      /s/ JAMES A. BITONTI                            Director
     -------------------------------------------
                   James A. Bitonti
                       /s/ E. F. BUEHRING                             Director
     -------------------------------------------
                    E. F. Buehring
                    /s/ CHARLES A. GABRIEL                            Director
     -------------------------------------------
                  Charles A. Gabriel
                      /s/ C. ROLAND HADEN                             Director
     -------------------------------------------
                   C. Roland Haden
                   /s/ MARTIN R. HOFFMANN                             Director
     -------------------------------------------
                  Martin R. Hoffmann
                                                                                                   March 28, 1994
                         /s/ S. LEE KLING                             Director
     -------------------------------------------
                     S. Lee Kling
                      /s/ FRANCINE I. NEFF                            Director
     -------------------------------------------
                   Francine I. Neff
                       /s/ DAVID R. TACKE                             Director
     -------------------------------------------
                    David R. Tacke
                        /s/ JAMES W. POPE                     Vice President -- Finance
     -------------------------------------------             and Chief Financial Officer
                    James W. Pope
                       /s/ JAMES J. REILLY                   Vice President -- Financial
     -------------------------------------------          Operations (Principal Accounting
                   James J. Reilly                                     Officer)

                                E-SYSTEMS, INC.
                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE

                                                                                                Page
Report of Ernst & Young,
 Independent Auditors.......................................................................         22
Statement of Consolidated Operations --
 Years ended December 31, 1993, 1992 and 1991...............................................         23
Consolidated Balance Sheets at
 December 31, 1993 and 1992.................................................................         24
Statements of Consoidated Cash Flows -- Years ended
 December 31, 1993, 1992 and 1991...........................................................         25
Statements of Consolidated Stockholders' Equity --
 Years ended December 31, 1993, 1992, and 1991..............................................         26
Notes to Consolidated Financial Statements..................................................         27
    FINANCIAL STATEMENT SCHEDULE:
IX -- Short-Term Borrowings.................................................................         40

                         REPORT OF INDEPENDENT AUDITORS

Stockholders and
Board of Directors of
E-Systems, Inc.

    We have audited the consolidated balance sheets of E-Systems, Inc. and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of E-Systems, Inc. and subsidiaries at December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

    As discussed in Note J to the consolidated financial statements, in 1992 the company changed its method of accounting for retiree health care and life insurance benefits in accordance with FASB Statement No. 106.

                                          ERNST & YOUNG

Dallas, Texas
January 27, 1994

                        E-SYSTEMS, INC. AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED OPERATIONS

                      THREE YEARS ENDED DECEMBER 31, 1993
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           1993           1992           1991
- ------------------------------------------------------------------------------------------------------------------
Revenues:
  Net sales..........................................................  $   2,097,114  $   2,094,913  $   1,991,284
  Other income -- net................................................         10,775          3,753          6,478
                                                                       -------------  -------------  -------------
                                                                           2,107,889      2,098,666      1,997,762
- ------------------------------------------------------------------------------------------------------------------
Costs and Expenses:
  Contract and manufacturing costs...................................      1,759,533      1,776,037      1,695,286
  Selling, general and administrative expenses.......................        161,870        152,493        135,166
  Interest expense...................................................          6,211          7,664          8,559
                                                                       -------------  -------------  -------------
                                                                           1,927,614      1,936,194      1,839,011
                                                                       -------------  -------------  -------------
    Income Before Federal Income Taxes and the Cumulative Effect of a
     Change in Accounting Principle..................................        180,275        162,472        158,751
- ------------------------------------------------------------------------------------------------------------------
Federal Income Taxes (Note E):
  Current............................................................         62,893         51,266         52,336
  Deferred...........................................................         (4,484)         2,187         (3,123)
                                                                       -------------  -------------  -------------
                                                                              58,409         53,453         49,213
                                                                       -------------  -------------  -------------
    Income before the Cumulative Effect of a Change in Accounting
     Principle.......................................................        121,866        109,019        109,538
- ------------------------------------------------------------------------------------------------------------------
Cumulative Effect of a Change in Accounting Principle (Note J):
  Retiree health care and life insurance benefits -- net of tax
   benefit of $91,960................................................             --       (178,510)            --
                                                                       -------------  -------------  -------------
    Net Income (Loss)................................................  $     121,866  $     (69,491) $     109,538
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
- ------------------------------------------------------------------------------------------------------------------
Net Income (Loss) Per Share (Note A):
  Income before the cumulative effect of a change in accounting
   principle.........................................................  $        3.58  $        3.31  $        3.35
  Cumulative effect of a change in accounting principle..............             --          (5.42)            --
                                                                       -------------  -------------  -------------
    Earnings (Loss) Per Share........................................  $        3.58  $       (2.11) $        3.35
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------

               See "Notes to Consolidated Financial Statements."

                        E-SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1993 AND 1992
                                 (IN THOUSANDS)
                                     ASSETS

                                                                                            1993          1992
- ------------------------------------------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents...........................................................  $     32,638  $     62,240
  Accounts receivable (Note B)........................................................       426,404       431,852
  Unreimbursed costs and fees under cost-plus-fee contracts (Note B)..................       207,519       186,071
  Fixed-price contracts:
    Fixed-priced contracts in progress (Note C).......................................        54,644        71,646
    Less progress and advance payments................................................        21,580        33,834
                                                                                        ------------  ------------
                                                                                              33,064        37,812
  Raw materials and purchased parts...................................................        11,714        12,114
  Prepaid expenses and other assets...................................................        38,623        15,584
                                                                                        ------------  ------------
    Total Current Assets..............................................................       749,962       745,673
- ------------------------------------------------------------------------------------------------------------------
Other Assets:
  Prepaid pension costs (Note I)......................................................        36,489        29,858
  Deferred charges and other (Note I).................................................        56,653        50,031
  Deferred federal income taxes (Note E)..............................................        65,544        55,844
  Costs in excess of net assets acquired (Note A).....................................        62,401        64,728
                                                                                        ------------  ------------
                                                                                             221,087       200,461
- ------------------------------------------------------------------------------------------------------------------
Property, Plant and Equipment (Notes A and H):
  Land................................................................................         7,279         7,279
  Buildings...........................................................................        94,731        89,461
  Machinery and equipment.............................................................       306,915       307,420
  Leasehold improvements -- Net.......................................................        75,572        75,989
  Construction in progress............................................................        13,957        11,893
                                                                                        ------------  ------------
                                                                                             498,454       492,042
  Less allowances for depreciation....................................................       190,330       184,603
                                                                                        ------------  ------------
                                                                                             308,124       307,439
                                                                                        ------------  ------------
                                                                                        $  1,279,173  $  1,253,573
                                                                                        ------------  ------------
                                                                                        ------------  ------------
                                       LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------------------------------------------------------------------------------------
Current Liabilities:
  Accounts payable....................................................................  $     70,313  $     95,536
  Accrued liabilities (Note F)........................................................        73,495        82,376
  Short-term obligations and current portion of long-term debt (Note D)...............        25,256        69,801
                                                                                        ------------  ------------
        Total Current Liabilities.....................................................       169,064       247,713
- ------------------------------------------------------------------------------------------------------------------
Long-Term Debt:
  Long-term debt (Note D).............................................................           738        25,994
  Installment lease obligations (Note H)..............................................         7,135         8,125
                                                                                        ------------  ------------
                                                                                               7,873        34,119
- ------------------------------------------------------------------------------------------------------------------
Deferred Items:
  Retiree health care and life insurance benefits (Note J)............................       290,795       287,327
  Other deferred items................................................................        41,445        24,414
                                                                                        ------------  ------------
                                                                                             332,240       311,741
- ------------------------------------------------------------------------------------------------------------------
Stockholders' Equity (Notes D and G):
  Common stock, par value $1.00.......................................................        33,885        32,892
  Additional capital..................................................................       172,300       140,638
  Retained earnings...................................................................       563,811       486,470
                                                                                        ------------  ------------
                                                                                             769,996       660,000
- ------------------------------------------------------------------------------------------------------------------
Commitments and Contingencies (Notes H and K)
                                                                                        ------------  ------------
                                                                                        $  1,279,173  $  1,253,573
                                                                                        ------------  ------------
                                                                                        ------------  ------------

               See "Notes to Consolidated Financial Statements."

                        E-SYSTEMS, INC. AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                      THREE YEARS ENDED DECEMBER 31, 1993
                                 (IN THOUSANDS)

                                                                               1993         1992          1991
- ------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
  Net Income (Loss).......................................................  $   121,866  $   (69,491) $    109,538
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Cumulative effect of a change in accounting principle.................           --      178,510            --
    Depreciation and amortization.........................................       54,858       53,583        51,078
    (Benefit) provision for deferred income taxes.........................       (4,484)       2,187        (3,123)
    Gain on sale of investment securities.................................       (2,205)        (453)         (626)
  Changes in operating assets and liabilities, net of effects from purchase of Advanced Video Products, Inc. in 1992:
    Decrease (increase) in accounts receivable............................       84,794       20,813      (127,851)
    Increase in unreimbursed costs and fees under cost-plus-fee
     contracts............................................................      (21,448)     (30,505)      (15,565)
    Decrease in fixed-price contracts in progress.........................       17,002        5,340        52,474
    (Decrease) increase in progress and advance payments..................      (91,600)     (47,050)       17,810
    (Increase) decrease in prepaid pension costs..........................       (6,631)       8,995         2,053
    (Decrease) increase in accounts payable...............................      (25,223)      16,937         2,402
    (Decrease) increase in accrued liabilities............................       (9,596)     (16,318)        5,891
    (Decrease) increase in other assets and liabilities...................      (21,520)         502           806
                                                                            -----------  -----------  ------------
      Net Cash Provided By Operating Activities...........................       95,813      123,050        94,887
- ------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
  Purchases of property, plant and equipment..............................      (52,063)     (90,837)      (52,120)
  Proceeds from disposals of property, plant and equipment................          942          992           712
  Purchase of Advanced Video Products, Inc., net of cash acquired.........           --       (9,959)           --
                                                                            -----------  -----------  ------------
      Net Cash Used In Investing Activities...............................      (51,121)     (99,804)      (51,408)
- ------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
  Net (payments) borrowings under short-term line-of-credit agreements....      (19,533)      19,533        (4,039)
  Principal payments on long-term debt and installment lease
   obligations............................................................      (51,693)      (8,855)      (33,843)
  Proceeds from exercise of stock options.................................       32,655       15,692        39,678
  Dividends paid..........................................................      (35,723)     (30,445)      (23,916)
                                                                            -----------  -----------  ------------
      Net Cash Used in Financing Activities...............................      (74,294)      (4,075)      (22,120)
                                                                            -----------  -----------  ------------
  Net (Decrease) Increase in Cash and Cash Equivalents....................      (29,602)      19,171        21,359
  Cash and cash equivalents at beginning of year..........................       62,240       43,069        21,710
                                                                            -----------  -----------  ------------
  Cash and Cash Equivalents at End of Year................................  $    32,638  $    62,240  $     43,069
                                                                            -----------  -----------  ------------
                                                                            -----------  -----------  ------------

               See "Notes to Consolidated Financial Statements."

                        E-SYSTEMS, INC. AND SUBSIDIARIES

                STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY

                      THREE YEARS ENDED DECEMBER 31, 1993
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                     COMMON STOCK
                                                               ------------------------  ADDITIONAL    RETAINED
                                                                  SHARES       AMOUNT      CAPITAL     EARNINGS
- -----------------------------------------------------------------------------------------------------------------
Balance January 1, 1991......................................     31,204,931  $  31,205  $    86,955  $   507,800
Net income...................................................                                             109,538
Exercise of stock options, net of stock tendered (including
 tax benefit of $4,129)......................................      1,212,219      1,212       38,466
Adjustment for minimum pension liability (net of tax benefit
 of $502)....................................................                                                (968)
Cash dividends on commom stock ($.75 per share)..............                                             (24,145)
                                                               -------------  ---------  -----------  -----------
Balance December 31, 1991....................................     32,417,150     32,417      125,421      592,225
Net loss.....................................................                                             (69,491)
Exercise of stock options, net of stock tendered (including
 tax benefit of $1,501)......................................        474,965        475       15,217
Adjustment for minimum pension liability (net of tax benefit
 of $1,910)..................................................                                              (3,708)
Cash dividends on common stock ($1.00 per share).............                                             (32,556)
                                                               -------------  ---------  -----------  -----------
Balance December 31, 1992....................................     32,892,115     32,892      140,638      486,470
Net income...................................................                                             121,866
Exercise of stock options, net of stock tendered (including
 tax benefit of $5,850)......................................        992,682        993       31,662
Adjustment for minimum pension liability (net of tax benefit
 of $4,133)..................................................                                              (7,676)
Cash dividends on common stock ($1.10 per share).............                                             (36,849)
                                                               -------------  ---------  -----------  -----------
    Balance December 31, 1993................................     33,884,797  $  33,885  $   172,300  $   563,811
                                                               -------------  ---------  -----------  -----------
                                                               -------------  ---------  -----------  -----------

               See "Notes to Consolidated Financial Statements."

                        E-SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1993

NOTE A -- SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION -- The accounts of all subsidiaries have been included in the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated.

    REVENUE  AND PROFIT  DETERMINATION --  Sales and  costs of  sales (including general and administrative expenses) on fixed-price contracts are generally recorded when units are delivered, based on the profit rates anticipated on the contracts at completion. Sales and costs of sales on long-term, small quantity, high unit value fixed-price contracts, and sales (costs and fees) on cost reimbursable contracts are recorded under the percentage-of-completion method of accounting as costs (including general and administrative expenses) are incurred. Profits expected to be realized on contracts are based on estimates of total sales value and costs at completion. These estimates are reviewed and revised periodically throughout the lives of the contracts and adjustments to profits resulting from such revisions are made cumulative to the date of change. Amounts in excess of agreed upon contract price for customer-caused delays, errors in specification and design, unapproved change orders or other causes of unanticipated additional costs are recognized in contract value if it is probable that the claim will result in additional revenue and the amount can be reasonably estimated (SEE NOTE C). Losses on contracts are recorded in full as they are identified.

    FIXED-PRICE CONTRACTS AND RAW MATERIALS -- Costs incurred in advance of contractual coverage receive an allocated portion of general and administrative expenses and are valued at the lower of cost incurred or market. Raw materials and purchased parts are valued at average cost not in excess of market.

    PROPERTY, PLANT AND EQUIPMENT -- Property, plant and equipment are stated at cost. Capitalized leases are recorded at the present value of the net fixed minimum lease commitments (SEE NOTE H). Provisions for depreciation are computed on both accelerated and straight-line methods using rates calculated to amortize the cost of the assets over their estimated useful lives and include amortization of capitalized leases. Leasehold improvements are amortized over the life of the lease and renewal options which are expected to be exercised. The company's policy is to remove the amounts related to fully-depreciated assets from the financial records.

    EARNINGS PER SHARE -- Earnings per share are computed based on the sum of the average outstanding common shares and common equivalent shares (1993 -- 34,041,000; 1992 -- 32,941,000; 1991 -- 32,723,000). Common equivalent shares assume the exercise of all dilutive stock options. Primary and fully diluted earnings per share are essentially the same.

    STATEMENT OF CASH FLOWS -- The company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

    COSTS IN EXCESS OF NET ASSETS ACQUIRED -- The costs in excess of net assets acquired (goodwill) are being amortized using the straight-line method over a period of 20 to 40 years. Accumulated amortization was $6,557,000 and $4,580,000 at December 31, 1993 and 1992, respectively.

    FINANCIAL INSTRUMENTS AND RISK CONCENTRATION -- Financial instruments which potentially subject the company to concentrations of credit risk consist of cash equivalents, billed accounts receivable and unreimbursed costs and fees under cost-plus-fee contracts. The company's cash equivalents consist principally of U.S. Government securities and Eurodollar accounts with high credit quality financial institutions. Generally, the investments mature within 90 days and therefore are subject to minimal risk. Billed accounts receivable and unreimbursed costs and fees under cost-plus-fee contracts result primarily from contracts with the U.S. Government or prime contractors with the U.S.

                        E-SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1993

NOTE A -- SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Government and some international customers (principally governments). Contracts involving the U.S. Government do not require collateral or other security. The company conducts ongoing credit evaluations of domestic non-U.S. Government customers and generally does not require collateral or other security from these customers. The company generally requires international customers to furnish letters of credit or make advance payments in amounts sufficient to limit the company's credit risk to a minimal level. Historically, the company has not incurred any significant credit-related losses.

    RECLASSIFICATIONS -- Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE B -- RECEIVABLES
    Accounts Receivable and Unreimbursed Costs and Fees Under Cost-Plus-Fee Contracts by major classification are as follows:

(IN THOUSANDS)                                                                     1993         1992
- --------------------------------------------------------------------------------------------------------
Accounts Receivable Billed:
  U.S. Government.............................................................  $    54,305  $    70,976
  Commercial and International................................................       20,169        9,479
  Other.......................................................................        9,790       10,432
Accrued recoverable costs and profits
 (primarily U.S. Government)..................................................      342,140      340,965
                                                                                -----------  -----------
    Total.....................................................................  $   426,404  $   431,852
                                                                                -----------  -----------
                                                                                -----------  -----------
Unreimbursed Costs and Fees Under Cost-Plus-Fee Contracts to the U.S.
 Government:
  Billed......................................................................  $    91,872  $    71,601
  Accrued costs and fees (including fee retentions of $7,756 and $7,896,
   respectively)..............................................................      115,647      114,470
                                                                                -----------  -----------
    Total.....................................................................  $   207,519  $   186,071
                                                                                -----------  -----------
                                                                                -----------  -----------

    Accrued recoverable costs and profits and accrued costs and fees under customer contracts represent revenue earned under the percentage-of-completion method but not yet billable under the terms of the contracts. These amounts are billable based on the terms of the contract which include shipments of the product, achievement of milestones or completion of the contract. Substantially all of the accrued recoverable costs and profits and accrued costs and fees at December 31, 1993 are to be billed during 1994.

    Offset against accrued recoverable costs and profits are unliquidated progress payments of $470,604,000 for 1993 and $549,950,000 for 1992.

                        E-SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1993

NOTE C -- FIXED-PRICE CONTRACTS
    Cost elements included in Fixed-Price Contracts in Progress are as follows:

(IN THOUSANDS)                                                                       1993       1992
- -------------------------------------------------------------------------------------------------------
Production costs consisting of material, labor, and overhead:
  Currently in process...........................................................  $  31,002  $  47,452
  Produced in advance of contractual coverage....................................        497      1,715
  Claim recovery recorded........................................................     10,984      9,903
  General and administrative costs...............................................     12,161     12,576
                                                                                   ---------  ---------
                                                                                   $  54,644  $  71,646
                                                                                   ---------  ---------
                                                                                   ---------  ---------

    Substantially all of the costs incurred in advance of negotiated contracts at December 31, 1993 are expected to receive firm contractual coverage in 1994.

NOTE D -- DEBT
    The company's long-term debt at December 31 is summarized as follows:

(IN THOUSANDS)                                                                       1993       1992
- -------------------------------------------------------------------------------------------------------
$50 million Senior Notes, interest at 8.95 percent, due August 1993..............  $      --  $  50,000
$24 million ESOP line of credit, at 78 percent of the bank's prime rate or 91 percent of the bank's certificate of deposit rate at the Company's option due
 December 1994...................................................................     24,000     24,000
Other............................................................................      1,994      2,262
                                                                                   ---------  ---------
  Total..........................................................................     25,994     76,262
Less current maturities..........................................................     25,256     50,268
                                                                                   ---------  ---------
                                                                                   $     738  $  25,994
                                                                                   ---------  ---------
                                                                                   ---------  ---------

    As of December 31, 1993, the maturities of long-term debt were as follows:

1994..............................................................  $  25,256
1995..............................................................         --
1996..............................................................        381
1997..............................................................        357

    The company has two lines of credit dated October 21, 1992, with total credit available of $250 million. One credit agreement in the amount of $150 million terminates October 19, 1995, and the other agreement in the amount of $100 million terminates October 14, 1994 and contains a provision for a one-year extension. These agreements, with a group of eight banks, provide for a floating interest rate based upon competitive bids from the member banks and repayment terms negotiated at the time of each borrowing. The credit agreement in the amount of $150 million provides for a facility fee of .15 percent of the committed amount, and the credit agreement in the amount of $100 million provides for a facility of .125 percent of the committed amount. The company had no borrowings under either line in 1993.

    The company has total lines of credit available under short-term borrowing agreements of $100 million of which none and $19,533,000 were borrowed at December 31, 1993 and 1992, respectively. The lines of credit provide for interest at each bank's offered rate at the date of the advance.

                        E-SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1993

NOTE D -- DEBT (CONTINUED)
    Borrowings under the ESOP line of credit were used to purchase the company's common stock for contribution to the company's Employee Stock Ownership Plan.

    The company's various debt agreements require, among other things, that the Company maintain a specified current ratio, debt to equity ratio, and tangible net worth. Under the most restrictive of these covenants, the company has unrestricted retained earnings of $169,996,000 at December 31, 1993.

    The company made interest payments in 1993, 1992, and 1991, respectively, of $7,027,000, $6,817,000, and $7,880,000.

NOTE E -- INCOME TAXES
    During 1992, the company adopted FASB Statement No. 109 "Accounting for Income Taxes." The adoption had no material impact on the company's financial statements. A reconciliation of the provision for taxes on income to the U.S. statutory rate follows:

(IN THOUSANDS)                                   1993                 1992                 1991
- ------------------------------------------------------------------------------------------------------
Federal income tax......................   $ 63,096    35%      $ 55,240    34%      $ 53,975    34%
ESOP dividends..........................     (1,695)   (1)        (1,512)   (1)        (1,168)   (1)
Tax return settlements..................     (1,532)   (1)         --       --         (2,839)   (2)
Effect of tax rate change on net
 deferred tax
 assets.................................     (1,857)   (1)         --       --          --       --
Other...................................        397    --           (275)   --           (755)   --
                                           --------    -----    --------    -----    --------    -----
                                           $ 58,409    32%      $ 53,453    33%      $ 49,213    31%
                                           --------    -----    --------    -----    --------    -----
                                           --------    -----    --------    -----    --------    -----

    Deferred income taxes result primarily from the use of accelerated methods of depreciation for tax purposes, pension income not currently taxable and safe harbor leasing transactions offset by accrued employee and retiree benefits which are not deductible until paid.

                        E-SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1993

NOTE E -- INCOME TAXES (CONTINUED)
    The tax effects of the significant temporary differences which comprise the deferred tax assets and liabilities at December 31, 1993 and 1992 are as follows:

ASSETS                                       1993       1992
- --------------------------------------------------------------
Retiree health care benefits............   $103,077   $ 97,691
Supplemental executive retirement
 plan...................................      7,569      6,753
Pension plan minimum liabilities........      7,571      3,340
Other...................................      5,954      7,411
                                           --------   --------
Gross Deferred Tax Assets...............   $124,171   $115,195
                                           --------   --------

LIABILITIES
- --------------------------------------------------------------
Depreciation............................   $ 21,489   $ 20,313
Pension.................................     13,778     13,384
Safe harbor lease.......................      7,963      8,184
Other...................................     13,592     14,582
                                           --------   --------
Gross Deferred Tax Liabilities..........   $ 56,822   $ 56,463
                                           --------   --------
Net Asset...............................   $ 67,349   $ 58,732
                                           --------   --------
                                           --------   --------

    A valuation allowance has not been recorded for the deferred federal income tax benefits as the company believes it will generate sufficient taxable income in the future to realize all of the recorded benefits.

    Included in operating costs and expenses are state income taxes of $6,688,000, $6,575,000, and $2,700,000 in 1993, 1992 and 1991, respectively.

    The company made federal income tax payments in 1993, 1992, and 1991, respectively, of $55,450,000, $62,027,000, and $43,250,000.

NOTE F -- ACCRUED LIABILITIES

(IN THOUSANDS)                              1993      1992
- ------------------------------------------------------------
Accrued liabilities include the
 following:
  Compensation..........................   $25,162   $24,833
  Advances from customers...............     1,088    10,966
  Insurance.............................     8,559    12,097
  Taxes, other than income..............     8,511     9,134
  Dividends.............................     9,269     8,153
  Other accrued items...................    20,906    17,193
                                           -------   -------
                                           $73,495   $82,376
                                           -------   -------
                                           -------   -------

NOTE G -- STOCKHOLDERS EQUITY
    At December 31, 1993, there were 50,000,000 authorized shares of common stock and 185,000 shares of authorized but undesignated preferred stock, par value $20.

                        E-SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1993

NOTE G -- STOCKHOLDERS EQUITY (CONTINUED)
    Stock option plans, which include both "nonqualified" and incentive stock options, provide for options to be granted to key employees at prices equal to, greater than or less than market value at the date of grant and for terms not to exceed ten years. The options outstanding under the plan expire at various dates through 2003.

    Information on stock options is summarized as follows:

                                                               1993                                     1992
                                          ------------------------------------------------------------------------------

                                           NUMBER OF                          AGGREGATE     NUMBER OF
                                             SHARES      PRICES PER SHARE   OPTION PRICES    SHARES    PRICES PER SHARE
- ------------------------------------------------------------------------------------------------------------------------
Options outstanding at beginning of
 year...................................     3,133,152   $ 24.75 to $40.25  $  99,670,400   3,629,432  $ 18.00 to $40.25
Options granted.........................       869,050     39.94 to  46.13     37,698,400      51,000     32.00 to 37.32
Options exercised.......................    (1,336,949)    24.75 to  40.25    (41,568,000)   (498,546)   18.00 to  34.63
Options expired or cancelled............       (15,363)    24.75 to  34.00       (552,500)    (48,734)   24.75 to  34.00
                                          ------------                      -------------   ---------
Options oustanding at end of year.......     2,649,890*  $ 24.75 to $46.13  $  95,248,300   3,133,152  $ 24.75 to $40.25
                                          ------------                      -------------   ---------
                                          ------------                      -------------   ---------
Shares reserved for future options......       123,888*
                                          ------------
                                          ------------
Shares exercisable at December 31,
 1993...................................     1,334,169
                                          ------------
                                          ------------

                                                                               1991
                                            AGGREGATE      NUMBER OF                         AGGREGATE
                                          OPTION PRICES     SHARES      PRICES PER SHARE   OPTION PRICES
- ----------------------------------------
Options outstanding at beginning of
 year...................................  $ 114,403,800     3,908,855   $ 10.38 to $40.25  $ 118,979,500
Options granted.........................      1,854,500     1,097,050     24.94 to  39.88     36,865,000
Options exercised.......................    (15,038,700)   (1,271,537)    11.32 to  35.75    (38,204,600)
Options expired or cancelled............     (1,549,200)     (104,936)     10.38 to 38.88     (3,236,100)
                                          -------------   -----------                      -------------
Options oustanding at end of year.......  $  99,670,400     3,629,432   $ 18.00 to $40.25  $ 114,403,800
                                          -------------   -----------                      -------------
                                          -------------   -----------                      -------------
Shares reserved for future options......
Shares exercisable at December 31,
 1993...................................

* Total common shares reserved for exercise of stock options at December 31, 1993 were 2,773,778.

NOTE H -- LEASE COMMITMENTS
    Certain plant facilities are leased under agreements expiring at various dates through 2017. Substantially all of the leases for plant facilities may be renewed for up to seven years after the initial term of the lease. The capitalized value of leases amounted to $17,461,000 and $25,568,000 at December 31, 1993 and 1992, respectively, and net book value amounted to approximately $9,765,000 and $11,352,000 at December 31, 1993 and 1992, respectively.

                        E-SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1993

NOTE H -- LEASE COMMITMENTS (CONTINUED)
    Future minimum payments as of December 31, 1993 under the capital leases and noncancelable operating leases with initial or remaining terms of one year or more follow:

                                                                                 CAPITAL    OPERATING
(IN THOUSANDS)                                                                   LEASES      LEASES
- ------------------------------------------------------------------------------------------------------
1994..........................................................................  $   1,597  $    18,184
1995..........................................................................      1,342       14,919
1996..........................................................................      1,200       13,141
1997..........................................................................      1,233       10,894
1998..........................................................................      1,165        9,327
Thereafter....................................................................      4,788       48,169
                                                                                ---------  -----------
Total minimum lease payments..................................................     11,325  $   114,634
                                                                                           -----------
                                                                                           -----------
Amounts representing interest.................................................     (3,197)
                                                                                ---------
Present value of net minimum lease payments...................................  $   8,128
                                                                                ---------
                                                                                ---------

    Lease expense on plant facilities, machinery and equipment amounted to $18,890,000, $22,616,000 and $24,015,000 in 1993, 1992, and 1991, respectively.

NOTE I -- EMPLOYEE BENEFITS
    The company has several noncontributory defined benefit pension plans covering substantially all employees. Plans covering salaried and non-union employees provide pension benefits that are based on the highest consecutive 60 months of an employee's compensation. Plans covering employees governed by collective bargaining agreements generally provide pension benefits of stated amounts for each year of service and provide for supplemental benefits for employees who retire with 20 years of service before age 62. The company's funding policy for all plans is to make annual contributions generally equal to the amounts accrued for pension expense, up to the maximum amount that can be deducted for federal income tax purposes.

    A summary of the components of net periodic expense for the company's defined benefit plans and SERP follows:

(IN THOUSANDS)                                                                     1993        1992        1991
- ------------------------------------------------------------------------------------------------------------------
Service cost -- benefits earned during this period............................  $   31,985  $   29,655  $   25,690
Interest cost on projected benefit obligation.................................      48,762      44,015      38,763
Actual return on plan assets..................................................     (19,027)     (8,135)    (38,130)
Net amortization and deferral.................................................     (29,634)    (42,644)    (19,396)
                                                                                ----------  ----------  ----------
Net periodic pension expense..................................................  $   32,086  $   22,891  $    6,927
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
    Assumptions used in the accounting for the plans were as follows:
- ------------------------------------------------------------------------------------------------------------------
Weighted-average discount rate................................................       7.45%       8.25%        8.5%
Rates of increase in compensation levels -- defined benefit plans.............       5.75%       5.75%        6.0%
Rates of increase in compensation levels -- SERP..............................        7.0%        7.0%        7.0%
Expected long-term rate of return on assets...................................       10.0%       10.0%       10.0%

                        E-SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1993

NOTE I -- EMPLOYEE BENEFITS (CONTINUED)
    The following table sets forth the funded status and amounts recognized in the Consolidated Balance Sheets for the company's defined benefit pension plans, excluding the SERP:

                                                         1993                            1992
                                            ------------------------------  ------------------------------
                                              ACCUMULATED    ASSETS EXCEED    ACCUMULATED    ASSETS EXCEED
                                            BENEFITS EXCEED   ACCUMULATED   BENEFITS EXCEED   ACCUMULATED
(IN THOUSANDS)                                  ASSETS         BENEFITS         ASSETS         BENEFITS
- ----------------------------------------------------------------------------------------------------------
Actuarial present value of benefit
 obligations:
  Vested benefit obligation...............  $      (68,428 ) $   (446,254 ) $      (58,614 ) $   (341,175 )
                                            ---------------  -------------  ---------------  -------------
                                            ---------------  -------------  ---------------  -------------
  Accumulated benefit obligation..........  $      (76,626 ) $   (497,263 ) $      (64,319 ) $   (391,107 )
                                            ---------------  -------------  ---------------  -------------
                                            ---------------  -------------  ---------------  -------------
  Projected benefit obligation............  $      (81,133 ) $   (644,950 ) $      (64,319 ) $   (515,318 )
Plan assets at fair value.................          60,122        501,410           60,740        466,537
                                            ---------------  -------------  ---------------  -------------
Plan assets less than projected benefit
 obligation...............................         (21,011 )     (143,540 )         (3,579 )      (48,781 )
Unrecognized net loss.....................          25,186        258,796           16,580        163,292
Prior service cost (credit) not yet
 recognized in net periodic pension
 cost.....................................          13,506         (1,556 )          7,187          3,433
Unrecognized net asset at January 1, 1986,
 net of amortization......................          (9,202 )      (77,211 )        (10,517 )      (88,086 )
Adjustment required to recognize minimum
 liability................................         (24,982 )           --          (13,250 )           --
                                            ---------------  -------------  ---------------  -------------
(Accrued) Prepaid Pension Cost............  $      (16,503 ) $     36,489   $       (3,579 ) $     29,858
                                            ---------------  -------------  ---------------  -------------
                                            ---------------  -------------  ---------------  -------------

    Approximately 52 percent of the defined benefit plans' assets at December 31, 1993 are invested in mutual funds, commercial paper, common stocks and other assets, and 48 percent of the plans' assets are invested in real estate. The market value of the common stock of the company held by the plans was $63,960,000 at December 31, 1993.

    The  company  also  sponsors  a  Supplemental  Executive  Retirement Program
(SERP), which is a nonqualified plan that provides certain officers with defined pension benefits in excess of limits imposed by federal tax laws. The following table sets forth the funded status and amounts recognized in the Consolidated Balance Sheets for the company's SERP:

(IN THOUSANDS)                                                    1993      1992
- ----------------------------------------------------------------------------------
Actuarial present value of benefit obligations:
  Vested benefit obligation...................................  $(17,767) $(15,693)
                                                                --------  --------
                                                                --------  --------
  Accumulated benefit obligation..............................  $(22,515) $(18,809)
                                                                --------  --------
                                                                --------  --------
  Projected benefit obligation................................  $(25,449) $(20,492)
Unrecognized net loss.........................................     8,578     5,440
Prior service cost not yet recognized in net periodic pension
 cost.........................................................       318        65
Unrecognized net obligation at January 1, 1986, net of
 amortization.................................................     2,512     2,871
Adjustment required to recognize minimum liability............    (8,474)   (6,693)
                                                                --------  --------
Net pension liability of the SERP.............................  $(22,515) $(18,809)
                                                                --------  --------
                                                                --------  --------

                        E-SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1993

NOTE I -- EMPLOYEE BENEFITS (CONTINUED)
    The company has established a trust to fund the payment of pension benefits under the SERP. Trust assets totaled $42,134,000 and $38,497,000 at December 31, 1993 and 1992, respectively, and are included in Deferred Charges and Other in the Consolidated Balance Sheets. The assets of the Trust are invested at the discretion of the outside trustee, and at December 31, 1993, consisted primarily of listed common stock, convertible securities and fixed-income investments.
Marketable equity securities held by the Trust are carried at the lower of aggregate cost or market. Income and expenses of the Trust are included in the company's consolidated income and expenses. At December 31, 1993, the outside trustee estimates the market value of the trust assets to be $46,119,000. The Trust became irrevocable in 1988 subject only to the claims of creditors in the event of insolvency of the company.

    In May 1993 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective for fiscal years beginning after December 15, 1993. The company plans to adopt the Statement in 1994, and it is not expected to have a material impact on the company's financial position or results of operations.

    The company has an Employee Stock Ownership Plan (ESOP) which includes substantially all employees. The ESOP provides for voluntary annual contributions by the company in amounts determined by the Board of Directors. The contributions may be in cash, common stock, securities or other property. The annual contributions are to be at least sufficient to discharge any current obligations of the Employee Stock Ownership Trust. The Employee Stock Ownership Trust borrows funds at various times to purchase common stock of the company for subsequent distribution to the employees over a defined period in accordance with the Employee Stock Ownership Plan. The repayment of the loans is guaranteed by the company; however, at December 31, 1993 and 1992, there were no such obligations outstanding. Contributions to the Trust for 1993, 1992, and 1991 were $11,709,000, $13,045,000 and $12,072,000, respectively.

    Three of the company's subsidiaries sponsor separate 401K savings plans. The plans provide for voluntary annual contributions by the company at the discretion of management. The company contributed $4,202,000, $2,480,000, and $2,217,000 to the plans in 1993, 1992 and 1991, respectively.

    During 1987, the Board of Directors approved a retirement policy for its outside directors which provides for post retirement remuneration and death benefits. The expense of the plan is being amortized over the anticipated remaining terms of the directors.

NOTE J -- RETIREE HEALTH CARE AND LIFE INSURANCE BENEFITS
    The company also provides certain health care and life insurance benefits for its retired employees. Employees retiring from the company between the ages of 55 and 65 with at least 10 years of service or who age vest under the E-Systems, Inc. Salaried Retirement Plan are eligible for these benefits. Election to participate must be made as of the date of retirement, and the retiree may elect to cover qualifying dependents. If the retiree elects no medical coverage, it may not be added at a later date.

    Prior to 1992, the costs for providing retiree health care and life insurance benefits were recognized as an expense as claims were paid. In 1992, the company began to recognize the projected future cost of providing postretirement benefits, such as health care and life insurance, as an expense during the employee's vesting service. Upon implementation of this change, the company immediately recognized the January 1, 1992 accumulated postretirement benefit obligation (APBO) of $270.5 million.

                        E-SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1993

NOTE J -- RETIREE HEALTH CARE AND LIFE INSURANCE BENEFITS (CONTINUED)
    A summary of the components of net periodic retiree health care and life insurance benefits cost follows:

(IN THOUSANDS)                                                          1993     1992     1991
- -----------------------------------------------------------------------------------------------
Service cost.........................................................  $ 6,546  $ 6,962
Interest cost........................................................   21,068   21,931
Actual return on plan assets.........................................   (1,930)      --
Net amortization and deferral........................................    1,275       --
                                                                       -------  -------
Net periodic postretirement benefits cost............................  $26,959  $28,893  $9,500
                                                                       -------  -------  ------
                                                                       -------  -------  ------

    The cost shown in 1992 for retiree health care and life insurance benefits is $16,856,000 higher than it would have been had the change in accounting not been made in 1992. Annual costs for 1991 are not restated.

    The company has begun contributing to a Voluntary Employees' Beneficiary Association trust and a 401(h) trust that will be used to partially fund health care benefits for retirees. The company is funding benefits to the extent contributions are tax-deductible, which under current legislation is limited. In general, retiree health care benefits are paid as covered expenses are incurred. Plan assets consist of listed mutual funds, and the expected long-term rate of return on plan assets is 9 percent. The following table sets forth the funded status and amounts recognized in the Consolidated Balance Sheets for the company's retiree health care and life insurance plans:

(IN THOUSANDS)                                                     1993      1992
- -----------------------------------------------------------------------------------
Discount Rate..................................................     7.45%     8.25%
Accumulated postretirement benefit obligation (APBO):
Retirees.......................................................  $164,354  $176,869
Fully eligible active employees................................    15,137    19,165
Active employees not yet eligible..............................    86,655    77,204
Less fair value of plan assets.................................   (13,614)       --
                                                                 --------  --------
Excess of APBO over assets.....................................   252,532   273,238
Unrecognized prior service cost................................    13,383        --
Unrecognized net gain..........................................    24,880    14,089
                                                                 --------  --------
Accrued retiree health care and life insurance benefits
 liability included in Consolidated Balance Sheet..............  $290,795  $287,327
                                                                 --------  --------
                                                                 --------  --------

    The health care cost trend rates, used to calculate both net periodic cost and the APBO, are as follows:

                                                                    COST
                                                                    TREND
YEAR ENDING DECEMBER 31                                             RATES
- -------------------------------------------------------------------------
1994..............................................................  10.0%
1995-1999.........................................................  8.0%
2000 and beyond...................................................  6.0%

                        E-SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1993

NOTE J -- RETIREE HEALTH CARE AND LIFE INSURANCE BENEFITS (CONTINUED)
    Increasing the assumed health care cost trend rates by one percentage point in each year would increase the APBO as of December 31, 1993 by $22,428,000 and net periodic benefit cost for the year ended December 31, 1993 by $2,516,000.

    In November 1992, the Financial Accounting Standards Board issued Statement No. 112, "Employers Accounting for Postemployment Benefits." This statement is effective for fiscal years beginning after December 15, 1993. The company plans to adopt the Statement in 1994, and it is not expected to have a material impact on the company's financial position or results of operations.

NOTE K -- COMMITMENTS AND CONTINGENCIES
    Changes to procurement regulations in recent years, as well as the Government's drive against "fraud, waste and abuse" in defense procurement systems have increased the complexity and cost of doing business with the Government. Some of these changes have redefined the ability to recover various standard business costs which the Government will not allow, in whole or in part, as the cost of doing business on Government contracts. Other legal and regulatory practices have increased the number of auditors, inspectors general and investigators to the point that the company, like every other major Government contractor, is the constant subject of audits, investigations and inquiries concerning various aspects of its business practices. One pending investigation resulted in subpoenas by the Government for a large number of documents and government interviews of a large number of current and former employees. The company believes that this investigation, which has been ongoing for over three years, is currently dormant. The company is unaware that the investigation produced credible evidence of material wrongdoing by it or its employees and, therefore, believes that charges or claims will not be brought against it or its employees arising from this investigation.

    The company regards charges of violation of government procurement regulations as extremely serious and recognizes that such charges could have a material adverse effect on the company. If the company is determined to be in noncompliance with any of the applicable laws and regulations, the possibility exists of penalties and debarment or suspension from receiving additional Government contracts.

    The company is involved in other disagreements which are in the ordinary course of the company's business activities that are not expected to have a material adverse effect on the company's financial position. In addition, the company is involved in certain environmental matters with governmental agencies, and pending or threatened lawsuits and claims of current and former employees alleging various age, race, sex and disability discrimination or retaliatory discharge.

    Management believes that the impact of the above matters, if any, on the company's financial condition will not be material.

NOTE L -- OPERATIONS BY PRODUCT CATEGORY
    The company has four significant product segments. The Reconnaissance and Surveillance category includes strategic systems for intelligence, reconnaissance and surveillance applications and tactical systems relating to electronic countermeasures and jamming and deception devices. The Command, Control and Communications category includes communications equipment and command and control systems which process data for ready analysis and decision making. In the Navigation and Controls category, automatic control products for aircraft, missile steering and tracking systems, and aircraft navigation aids are developed and manufactured. The company provides maintenance, repair and modification services for aircraft of all types and other maintenance services

                        E-SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1993

NOTE L -- OPERATIONS BY PRODUCT CATEGORY (CONTINUED) through its Aircraft Maintenance and Modification and Other Services category. Product category information is reported herein by product type since each category involves several divisions. There are no sales between product categories.

    Identifiable assets by product category include both assets specifically identified with those operations and an allocable share of jointly used assets. Corporate assets consist primarily of cash, deferred federal income taxes, miscellaneous receivables, investments and fixed assets.

    Sales to the United States Government from all categories amounted to $1,865,069,000, $1,867,043,000, and $1,774,288,000, in 1993, 1992 and 1991,
respectively.

    International sales which are primarily export sales to foreign governments and from all categories are summarized by geographic area as follows:

(IN THOUSANDS)                               1993       1992       1991
- -------------------------------------------------------------------------
Middle East.............................   $ 63,610   $ 68,309   $ 53,605
Europe..................................     76,722     77,129    100,407
Australia and Pacific...................     19,436     22,921      1,268
Other regions...........................     18,990     12,371     19,963
                                           --------   --------   --------
                                           $178,758   $180,730   $175,243
                                           --------   --------   --------
                                           --------   --------   --------

                        E-SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1993

NOTE L -- OPERATIONS BY PRODUCT CATEGORY (CONTINUED)
    Financial information by product category (in thousands) is summarized as follows:

                                          UNAUDITED                                                 DEPRECIATION
                                   ------------------------                 INCOME                      AND         CAPITAL
1993                                BOOKINGS      BACKLOG     NET SALES   BEFORE TAX     ASSETS     AMORTIZATION  EXPENDITURES
- ------------------------------------------------------------------------------------------------------------------------------
Reconnaissance and
 Surveillance....................  $   996,875  $ 1,176,951  $ 1,259,651   $ 110,611   $   648,277   $   33,710    $   33,085
Command, Control and
 Communications..................      332,127      382,758      330,695      26,511       155,319        7,496         6,631
Navigation and Controls..........       42,076      162,814      122,675      20,387        47,786        4,928         3,946
Aircraft Maintenance &
 Modification and Other
 Services........................      539,454      410,518      384,093      23,147       177,907        5,748         7,983
                                   -----------  -----------  -----------  -----------  -----------  ------------  ------------
  Total for Operating Segments...    1,910,532    2,133,041    2,097,114     180,656     1,029,289       51,882        51,645
Corporate........................                                              5,830       249,884        2,976           441
Interest expense.................                                             (6,211)
                                   -----------  -----------  -----------  -----------  -----------  ------------  ------------
  Consolidated Total.............  $ 1,910,532  $ 2,133,041  $ 2,097,114   $ 180,275   $ 1,279,173   $   54,858    $   52,086
                                   -----------  -----------  -----------  -----------  -----------  ------------  ------------
                                   -----------  -----------  -----------  -----------  -----------  ------------  ------------

1992
- ------------------------------------------------------------------------------------------------------------------------------
Reconnaissance and
 Surveillance....................  $ 1,144,397  $ 1,439,727  $ 1,379,019   $ 114,339   $   664,773   $   34,889    $   70,571
Command, Control and
 Communications..................      295,975      381,326      303,397      22,108       144,102        7,985        10,616
Navigation and Controls..........      163,307      243,413       94,586      16,263        50,737        4,253         3,353
Aircraft Maintenance &
 Modification and Other
 Services........................      301,640      255,157      317,911      18,026       154,069        3,905         5,539
                                   -----------  -----------  -----------  -----------  -----------  ------------  ------------
  Total for Operating Segments...    1,905,319    2,319,623    2,094,913     170,736     1,013,681       51,032        90,079
Corporate........................                                               (600)      239,892        2,551           911
Interest expense.................                                             (7,664)
                                   -----------  -----------  -----------  -----------  -----------  ------------  ------------
  Consolidated Total.............  $ 1,905,319  $ 2,319,623  $ 2,094,913   $ 162,472   $ 1,253,573   $   53,583    $   90,990
                                   -----------  -----------  -----------  -----------  -----------  ------------  ------------
                                   -----------  -----------  -----------  -----------  -----------  ------------  ------------
1991
- ------------------------------------------------------------------------------------------------------------------------------
Reconnaissance and
 Surveillance....................  $ 1,237,724  $ 1,674,349  $ 1,290,399   $ 108,639   $   631,404   $   33,981    $   38,730
Command, Control and
 Communications..................      356,377      388,748      315,457      19,338       161,256        8,540         4,608
Navigation and Controls..........      101,269      174,692       95,854      15,788        37,573        2,716         3,990
Aircraft Maintenance &
 Modification and Other
 Services........................      318,061      271,428      289,574      23,281       103,380        3,979         4,868
                                   -----------  -----------  -----------  -----------  -----------  ------------  ------------
  Total for Operating Segments...    2,013,431    2,509,217    1,991,284     167,046       933,613       49,216        52,196
Corporate........................                                                264       141,828        1,862           513
Interest expense.................                                             (8,559)
                                   -----------  -----------  -----------  -----------  -----------  ------------  ------------
  Consolidated Total.............  $ 2,013,431  $ 2,509,217  $ 1,991,284   $ 158,751   $ 1,075,441   $   51,078    $   52,709
                                   -----------  -----------  -----------  -----------  -----------  ------------  ------------
                                   -----------  -----------  -----------  -----------  -----------  ------------  ------------

                                                                     SCHEDULE IX

                        E-SYSTEMS, INC. AND SUBSIDIARIES
                             SHORT-TERM BORROWINGS

               COLUMN A                    COLUMN B        COLUMN C         COLUMN D        COLUMN E       COLUMN F
- --------------------------------------  --------------  ---------------  --------------  --------------  -------------
                                                                                                              (3)
                                                                                              (2)          WEIGHTED
                                                                         MAXIMUM AMOUNT  AVERAGE AMOUNT     AVERAGE
                                                           WEIGHTED       OUTSTANDING     OUTSTANDING    INTEREST RATE
        CATEGORY OF AGGREGATE           BALANCE AT END      AVERAGE        DURING THE      DURING THE     DURING THE
        SHORT-TERM BORROWINGS             OF PERIOD      INTEREST RATE       PERIOD          PERIOD         PERIOD
- --------------------------------------  --------------  ---------------  --------------  --------------  -------------
Year Ended December 31, 1993:
  Notes payable to bank(1)............              --           --      $   20,831,000  $   19,817,000        6.49%
Year Ended December 31, 1992:
  Notes payable to bank(1)............  $   19,533,000         9.48%     $   19,533,000  $    7,865,000        7.40%
Year Ended December 31, 1991:
  Notes payable to bank(1)............              --           --      $   11,900,000  $    2,776,000        6.75%

- ------------------------
(1) Notes payable to bank represent borrowings under lines of credit borrowing arrangements which have a one year termination date and are reviewed annually for renewal.
(2) The average amount outstanding during the period was computed by dividing the total of the average monthly outstanding principal balances by 12.
(3) The weighted average interest rate during the period was computed by calculating a monthly weighted average interest rate and summing to a weighted average interest rate for the period.

                               INDEX OF EXHIBITS
                        SECURITIES EXCHANGE ACT OF 1934

  EXHIBIT NO.                                              ITEM
- ---------------  -----------------------------------------------------------------------------------------
         3(i)    Composite Articles of Incorporation as Amended April 21, 1987.
         3(ii)   Bylaws as Amended and Restated January 26, 1994.
        10a*     Employment Agreement of E. Gene Keiffer dated October 25, 1989 (filed as Exhibit 10.1 to
                 Annual Report on Form 10-K for fiscal year ended December 31, 1991).
        10b*     Employment Agreement of A. Lowell Lawson dated September 27, 1989 and Amendment dated
                 January 26, 1994.
        10c*     Employment Agreement of Terry W. Heil dated as of December 19, 1990 and Amendment dated
                 November 22, 1993.
        10d*     Employment Agreement of Peter A. Marino dated October 14, 1991 and Amendment dated
                 November 22, 1993.
        10e*     Employment Agreement of Brian D. Cullen dated October 14, 1991 and Amendment dated
                 November 22, 1993.
        10f*     Employment Agreement of James W. Crowley as Restated June 1, 1982 (filed as Exhibit 10.19 to Annual Report on Form 10-K for fiscal year ended December 31, 1992).
        10g*     Form of Indemnification Agreement with Officers and Directors (filed as Exhibit 10.2 to
                 Annual Report on Form 10-K for fiscal year ended December 31, 1991).
        10h*     E-Systems, Inc. Stock Appreciation Rights Plan (filed as Exhibit 10.9 to Annual Report on
                 Form 10-K for fiscal year ended December 31, 1991).
        10i*     E-Systems, Inc. 1980 Stock Option Plan (filed as Exhibit 10.10 to Annual Report on Form
                 10-K for fiscal year ended December 31, 1991).
        10j*     Form of Stock Option Agreement (rev. 1986) (filed as Exhibit 10.12 to Annual Report on
                 Form 10-K for fiscal year ended December 31, 1991).
        10k*     Form of Restricted Stock Award Agreement (rev. 1986) (filed as Exhibit 10.16 to Annual
                 Report on Form 10-K for fiscal year ended December 31, 1991).
        10l      Lease Agreement between City of Greenville and E-Systems, Inc. dated October 1, 1977, as amended by Amendments No. 1 and 2 dated October 15, 1980; Amendment No. 3 dated October
                 1, 1981; Amendment No. 4 dated December 11, 1990.
        10m*     Executive Supplemental Retirement Plan effective June 1, 1982, as amended through
                 November 18, 1986 (filed as Exhibit 10.18 to Annual Report on Form 10-K for fiscal year ended December 31, 1991).
        10n*     E-Systems, Inc. 1988 Employee Stock Option Plan, as amended.
        10o      Trust Agreement dated June 23, 1987 between E-Systems, Inc. and AmeriTrust Company,
                 National Association, Trustee, including First Amendment dated September 23, 1987 and
                 Second Amendment dated February 4, 1988 (filed as Exhibit 10.21 to Annual Report on Form
                 10-K for fiscal year ended December 31, 1992).

  EXHIBIT NO.                                              ITEM
- ---------------  -----------------------------------------------------------------------------------------
        10p      E-Systems, Inc. 1994 Employee Stock Option Plan (filed as Exhibit 1 to Proxy Statement dated March 25, 1994).
        11       Statement re computation of per share earnings.
        21       Subsidiaries of Registrant.
        23       Consent of Independent Auditors.
        99       Additional Exhibits (Annual Report on Form 11-K for the fiscal year ended December 31,
                 1993, for the E-Systems Tax Advantaged Capital Accumulation Plan: to be filed by amendment).

- ------------------------
*Each of these exhibits is a "management contract or compensatory plan, contract, or arrangement."