Form 10-K/A
period 1993-12-31
E SYSTEMS INC
filed 1994-04-29
CIK 30875

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE FISCAL YEAR ENDED                       COMMISSION FILE NUMBER:
              December 31, 1993                                   1-5237

                                E-SYSTEMS, INC.

              Registrant's telephone number, including area code:
                                 (214) 661-1000

                                AMENDMENT NO. 1

    The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its 1993 Annual Report on Form 10-K as set forth herein.

    Exhibit No. 99: -- Report on Form 11-K for the fiscal year ended 1993 for the E-Systems, Inc. Tax Advantaged Capital Accumulation Plan.

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     E-SYSTEMS, INC.
                                                       (Registrant)

                                          By: ______/s/_JAMES W. CROWLEY________
                                                     James W. Crowley
                                                VICE PRESIDENT, SECRETARY
                                                   AND GENERAL COUNSEL

DATE: April 29, 1994