Form 10-Q
period 1994-03-31
E SYSTEMS INC
filed 1994-05-05
CIK 30875

FORM 10-Q

            SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C.  20549

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended      March 31, 1994

                Commission File No.  1-5237

                       E-SYSTEMS, INC.
- ------------------------------------------------------------
(Exact name of registrant as specified in its charter)

     Delaware                               75-1183105
- ------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)           Identification No.)

P.O. Box 660248, Dallas, Texas                75266-0248
- ------------------------------------------------------------
(Address of principal executive offices)      (Zip Code)

                         214-661-1000
- ------------------------------------------------------------
(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                     YES [X]         NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common Stock, $1.00 par value - 33,974,526 as of March 31,
1994

              PART I   FINANCIAL INFORMATION
                     FINANCIAL STATEMENTS
                        (UNAUDITED)
                E-SYSTEMS, INC. and SUBSIDIARIES
              Statement of Consolidated Income
    Three Months Ended March 31, 1994 and March 31, 1993
                       (Amounts in Thousands)
                                      Three Months Ended
                               March 31, 1994    March 31, 1993
- ---------------------------------------------------------------
Net Sales                           $  495,129      $  531,441
Other Income                             1,028           1,480
                                    ----------      ----------
                                       496,157         532,921
Costs and Expenses
   Contract and manufacturing
    costs, selling, general and
    administrative expense             453,692         489,950
   Interest expense                        512           2,032
                                     ---------       ---------
                                       454,204         491,982
                                     ---------       ---------
Income before federal
   income taxes                         41,953          40,939

Provision for taxes on income -
   Note B                               13,844          13,510
                                     ---------       ---------

   NET INCOME                       $   28,109      $   27,429
                                     =========       =========

Earnings Per Share                       $0.82           $0.81
                                     =========       =========
Dividends Per Share                     $0.300          $0.275
                                     =========       =========

                  E-SYSTEMS, INC. and SUBSIDIARIES
                     Consolidated Balance Sheet
                      (Amounts in Thousands)
ASSETS                        March 31, 1994  December 31, 1993
- ---------------------------------------------------------------
CURRENT ASSETS
   Cash and cash equivalents            $ 58,506       $ 32,638
   Accounts receivable                   435,559        426,404
   Unreimbursed costs and fees under
    cost-plus-fee contracts              221,022        207,519
   Fixed-price contracts:
    Fixed-priced contracts in progress    80,762         54,644
    Less progress and advance payments    20,550         21,580
                                       ---------     ----------
                                          60,212         33,064

   Raw materials and purchased parts       8,701         11,714
   Prepaid expenses and other assets      20,046         38,623
                                       ---------     ----------
          TOTAL CURRENT ASSETS           804,046        749,962

OTHER ASSETS
   Prepaid pension costs                  36,296         36,489
   Deferred charges and other             59,132         56,653
   Deferred federal income taxes          64,874         65,544
   Costs in excess of net
    assets acquired                       61,911         62,401
                                      ----------     ----------
                                         222,213        221,087

PROPERTY, PLANT AND EQUIPMENT            499,701        498,454
   Less allowances for depreciation      189,561        190,330
                                      ----------     ----------
                                         310,140        308,124
                                      ----------     ----------
                                      $1,336,399     $1,279,173
                                      ==========     ==========

LIABILITIES AND
   STOCKHOLDERS' EQUITY       March 31, 1994  December 31, 1993
- ---------------------------------------------------------------
CURRENT LIABILITIES
   Accounts payable                     $ 75,486       $ 70,313
   Accrued liabilities                    94,114         73,495
   Short-term obligations and current
    portion of long-term debt             25,256         25,256
   Federal income taxes payable           10,432              0
                                      ----------     ----------

         TOTAL CURRENT LIABILITIES       205,288        169,064

LONG-TERM DEBT
   Long-term debt                            738            738
   Installment lease obligations           7,103          7,135
                                      ----------     ----------
                                           7,841          7,873
DEFERRED ITEMS
   Retiree health care and life
    insurance benefits                   288,770        290,795
   Other deferred items                   42,733         41,445
                                      ----------     ----------
                                         331,503        332,240

STOCKHOLDERS' EQUITY
   Common stock, par value $1.00
    Authorized 50,000,000 shares;
    issued and outstanding 33,974,526
    shares in 1994 and 33,884,797
    shares in 1993.                       33,975         33,885
   Additional capital                    174,814        172,300
   Retained earnings                     582,978        563,811
                                      ----------     ----------
                                         791,767        769,996
                                      ----------     ----------
                                      $1,336,399     $1,279,173
                                      ==========     ==========

                  E-SYSTEMS, INC. and SUBSIDIARIES
                 Statement of Consolidated Cash Flows
         Three Months Ended March 31, 1994 and March 31, 1993
                        (Amounts in Thousands)
                                              1994      1993
- ---------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                   $28,109   $27,429
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Depreciation and amortization              13,288    13,344
   Gain on sale of investment securities        (219)     (372)
   Changes in operating assets and liabilities:
    (Increase) decrease in accounts
     receivable                               (7,064)   95,643
    (Increase) decrease in unreimbursed costs
     and fees under cost-plus-fee contracts  (13,503)    4,784
    (Increase) decrease in fixed-price
     contracts in progress                   (26,118)    9,660
    Decrease in progress and
     advance payments                         (3,121)  (87,950)
    Decrease (increase) in prepaid
     pension costs                               193    (2,843)
    Increase (decrease) in accounts payable    5,171   (13,001)
    Increase (decrease) in accrued
     liabilities                              19,813    (1,618)
    Increase in other assets and liabilities  30,841    15,147
                                             -------   -------
NET CASH PROVIDED BY OPERATING ACTIVITIES     47,390    60,223

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant, and
    equipment                                (16,594)  (16,743)
   Proceeds from disposals of property,
    plant, and equipment                       1,879        20
                                             -------   -------
NET CASH USED IN INVESTING ACTIVITIES        (14,715)  (16,723)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net borrowings under short-term agreements      0       360
   Principal payments on long-term debt
    and installment lease obligations            (98)     (266)
   Proceeds from exercise of stock options     2,604     7,079
   Dividends paid                             (9,313)   (8,187)
                                             -------   -------
NET CASH USED IN FINANCING ACTIVITIES         (6,807)   (1,014)
                                             -------   -------
NET INCREASE IN CASH AND
   CASH EQUIVALENTS                           25,868    42,486
CASH AND CASH EQUIVALENTS AT BEGINNING
   OF YEAR                                    32,638    62,240
                                             -------  --------
CASH AND CASH EQUIVALENTS AT END OF
   FIRST QUARTER                             $58,506  $104,726
                                             =======  ========

Note A --  Basis of Presentation
- --------------------------------
The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and notes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments necessary for a fair presentation of the results of the interim period have been made and are of a normal, recurring nature. Certain 1993 amounts have been reclassified to conform to the 1994 presentation.

Note B -- Federal Income Taxes
- ------------------------------
The effective income tax rate for the first three months of 1994 and 1993 is less than the statutory rate due to the tax effect of income excluded under Foreign Sales Corporation tax regulations and the tax benefit of certain ESOP dividends.

Note C -- Earnings Per Share
- ----------------------------
Earnings per share are computed based on the sum of the average outstanding common shares and common equivalent shares (Quarter ended March 31, 1994 and March 31, 1993, 34,425,000 and
33,705,000, respectively). Common equivalent shares assume the exercise of all dilutive stock options. Primary and fully dilutive earnings per share are essentially the same.

Note D -- Contingencies
- -----------------------
There have been no significant changes in the status of contingencies since December 31, 1993. Refer to Management's
Discussion and Analysis for a discussion of contingencies.

MANAGEMENT'S DISCUSSION AND ANALYSIS
- ------------------------------------

Analysis of liquidity and capital condition - Net working capital increased $18 million from the prior year-end to $599 million. Net cash provided by operating activities was $47 million for the three months ended March 31, 1994 compared to $60 million for the three months ended March 31, 1993. This change in net cash provided by operating activities was primarily due to the timing of the collection of receivables at March 31, 1994. Cash and cash equivalents at the beginning of the year and funds provided by operations were used to finance capital expenditures of $17 million and pay dividends of $9 million.

The ratio of total debt to equity was .04 at March 31, 1994 which is unchanged from the total debt to equity ratio at December 31, 1993.

The ratio of current assets to current liabilities was 3.9 at March 31, 1994 compared to 4.4 at December 31, 1993.

Interest expense through March 31, 1994 of $0.5 million is down when compared to interest expense for the same period in 1993 of $2.0 million. This decrease is primarily due to the $50 million pay-off of the five year, fixed rate Senior Notes in August 1993.

Current financing agreements provide lines of credit up to $350 million of which none was borrowed at March 31, 1994. Management believes these lines of credit and internally generated funds will be more than adequate to meet increased working capital requirements, capital expansion projects, dividend payments to shareholders and satisfy payment of the Company's debt obligations as they mature.

In the first quarter of 1994, the Company adopted Financial Accounting Standards Board Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. This
Statement requires companies to present investments in marketable equity securities and many debt securities at fair value.
The adoption of this Statement had no effect on the Company's earnings but resulted in an unrealized gain of $1.2 million booked directly to Retained Earnings.


BUSINESS ENVIRONMENT
- --------------------
The ongoing and dramatic geopolitical changes occurring in the United States and throughout the world continue to result in changes in the requirements and priorities established by Congress and the administration. Defense spending continues to decline with FY 1994 authorization at $262 billion and an administration target of $200 billion by the end of the decade. The total intelligence budget is expected to remain approximately flat over the next several years. Our customer environment is also changing with a continuing re-evaluation of roles and missions, pressure to reduce spending and a push to combine common functions within the various departments and agencies.

There continues to be a large number of political and military pressure points throughout the world. The two currently dominating are the Bosnian conflict in Eastern Europe and the uncertainty that exists in the former Soviet Union. The number and diversity of conflicts or potential conflicts, coupled with decreasing forces, makes the intelligence function more important than ever. The Company believes there will be continuing need for precision weapon systems, expert command and control capabilities, and the collection and distribution of precise and timely intelligence information. As a leader in the design, development, deployment and operation of sophisticated information-oriented collection, analysis, monitoring and dissemination systems, the company is well-positioned to respond to these needs.

We are also applying our technical and business strengths to markets which are outside our traditional business. This is evidenced by contract awards from the Department of Education for the development and operation of the national data base for student loans and grants and the FAA for the flight inspection aircraft program. The total value of this FAA contract including options exercisable through FY 1996 is approximately $400 million. These programs combined with increasing market acceptance of our EMASS information storage and retrieval products and our continuing push into medical image processing and information are expected to provide a larger non-traditional business base for the Company within the next several years.

In January 1993, the Company was notified by the German government that it did not plan on proceeding with the GAFECS reconnaissance and surveillance program at that time. Though the loss of this program will have an impact on the Company's short-term international business goals, we believe there are opportunities in the international arena that will sustain the growth of our international business.

With the above mentioned geopolitical changes, the international market for our products and systems is taking on a new look. Governments who previously depended on the United States and/or NATO to provide Command, Control and Communications, surveillance and analysis functions are now faced with providing these capabilities.
As a result we are presently seeing opportunities in several countries and have booked projects in some. We believe this trend, along with our increasing EMASS penetration, will continue to yield a growing international component of our business base.

The Company is a developer and producer of high technology electronic systems and services, consisting principally of systems design, integration, hardware modification and development for the United States government or other prime government contractors. The Company's business base consists of both cost-type and fixed price contracts with 60 percent being cost-type. The profitability of cost-type contracts is contingent upon several factors: customer's evaluation of performance on contracts, costs actually incurred, delivery schedule, quality and incentive or award fee arrangements. Given this determination of profitability, contract costs and related margins are not readily explainable in typical manufacturing terms. Also, due to the nature of the products or services provided by the Company, many contracts are highly sensitive and classified under relevant U. S. Government regulations.

Three Months Ended March 31, 1994 Compared to Three Months
Ended March 31, 1993
- ------------------------------------------------------------

Net sales for the first quarter of 1994 totaled $495 million, down 7 percent from $531 million reported in the comparable period of 1993. This decline in net sales for the first quarter
1994 was primarily in the Reconnaissance and Surveillance and Navigation and Controls product segments. Net sales in the Reconnaissance and Surveillance segment totaled $292 million for the first quarter of 1994, down $20 million or 6 percent, from $312 million in the comparable period in 1993. The decline in net sales in this product segment is primarily attributable to the cancellation of the German reconnaissance and surveillance program. Net sales in the Navigation and Controls product segment decreased to $21 million, down $13 million when compared to net sales through March 31, 1993 primarily due to reduced activity on the Data Distribution Systems (DDS) development program.

Operating profits, of $42.6 million, in the first quarter of 1994 is comparable to operating profits in the first quarter of 1993.

Pretax income for the first quarter of 1994 increased 2 percent compared to the first quarter of 1993.

Net income for the first quarter of 1994 was $28 million, or $0.82 per share compared to $27 million or $0.81 per share for the same period last year.


COMMITMENTS AND CONTINGENCIES
- -----------------------------

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

The Company is involved in other disagreements which are in the ordinary course of the Company's business activities that are not expected to have a material adverse effect on the Company's financial position. In addition, the Company is involved in certain environmental matters with governmental agencies, and pending and threatened lawsuits and claims by current and former employees alleging variously age, race, sex and disability discrimination or retaliatory discharge.

Management believes that the impact of these matters, if any, on the Company's financial condition will not be material.

                PART II.  OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

     (b)    Reports on Form 8-K.
            No reports on Form 8-K were filed during the Quarter ended March 31, 1994.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          E-SYSTEMS, INC.
                           (Registrant)


Date:  May 4, 1994                      James W. Crowley
                                         Vice President,
                                          Secretary and
                                          General Counsel



Date:  May 4, 1994                      James W. Pope
                                         Vice President-
                                          Finance and
                                          Chief Financial
                                          Officer