Form 10-Q
period 1994-06-30
E SYSTEMS INC
filed 1994-08-10
CIK 30875

FORM 10-Q

            SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C.  20549

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended      June 30, 1994

                Commission File No.  1-5237

                       E-SYSTEMS, INC.
- - ------------------------------------------------------------
(Exact name of registrant as specified in its charter)

     Delaware                               75-1183105
- - ------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)           Identification No.)

P.O. Box 660248, Dallas, Texas                75266-0248
- - ------------------------------------------------------------
(Address of principal executive offices)      (Zip Code)

                         214-661-1000
- - ------------------------------------------------------------
(Registrant's telephone number, including area code)

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

Common Stock, $1.00 par value - 33,983,435 as of June 30, 1994

                PART I   FINANCIAL INFORMATION
                     FINANCIAL STATEMENTS
                        (UNAUDITED)
                E-SYSTEMS, INC. and SUBSIDIARIES
              Statement of Consolidated Income
       Six Months Ended June 30, 1994 and June 30, 1993
                       (Amounts in Thousands)
                                        Six Months Ended
                                June 30, 1994     June 30, 1993
- - ---------------------------------------------------------------
Net Sales                           $  983,229      $1,064,915
Other Income                             2,052           4,307
                                    ----------      ----------
                                       985,281       1,069,222
Costs and Expenses
   Contract and manufacturing
    costs, selling, general and
    administrative expense             898,350         979,544
   Interest expense                      1,042           3,971
                                     ---------       ---------
                                       899,392         983,515
                                     ---------       ---------
Income before federal
   income taxes                         85,889          85,707

Provision for taxes on income -
   Note B                               28,343          28,283
                                     ---------       ---------

   NET INCOME                           57,546          57,424
                                     =========       =========

Earnings Per Share                       $1.68           $1.70
                                     =========       =========
Dividends Per Share                     $0.600          $0.550
                                     =========       =========
</TABLE



                E-SYSTEMS, INC. and SUBSIDIARIES
              Statement of Consolidated Income
      Three Months Ended June 30, 1994 and June 30, 1993
                       (Amounts in Thousands)
                                      Three Months Ended
                                June 30, 1994     June 30, 1993
- - ---------------------------------------------------------------
Net Sales                           $  488,100      $  533,474
Other Income                             1,024           2,827
                                    ----------      ----------
                                       489,124         536,301
Costs and Expenses
   Contract and manufacturing
    costs, selling, general and
    administrative expense             444,658         489,594
   Interest expense                        530           1,939
                                     ---------       ---------
                                       445,188         491,533
                                     ---------       ---------
Income before federal
   income taxes                         43,936          44,768

Provision for taxes on income -
   Note B                               14,499          14,773
                                     ---------       ---------

   NET INCOME                           29,437          29,995
                                     =========       =========

Earnings Per Share                       $0.86           $0.89
                                     =========       =========
Dividends Per Share                     $0.300          $0.275
                                     =========       =========
</TABLE




                  E-SYSTEMS, INC. and SUBSIDIARIES
                     Consolidated Balance Sheet
                      (Amounts in Thousands)
ASSETS                         June 30, 1994  December 31, 1993
- - ---------------------------------------------------------------
CURRENT ASSETS
   Cash and cash equivalents            $ 51,155       $ 32,638
   Accounts receivable                   398,367        426,404
   Unreimbursed costs and fees under
    cost-plus-fee contracts              220,385        207,519
   Fixed-price contracts:
    Fixed-price contracts in progress    115,477         54,644
    Less progress and advance payments    15,344         21,580
                                       ---------     ----------
                                         100,133         33,064

   Raw materials and purchased parts       7,990         11,714
   Prepaid expenses and other assets      25,067         38,623
                                       ---------     ----------
          TOTAL CURRENT ASSETS           803,097        749,962

OTHER ASSETS
   Prepaid pension costs                  37,358         36,489
   Deferred charges and other             58,525         56,653
   Deferred federal income taxes          65,012         65,544
   Costs in excess of net
    assets acquired                       69,755         62,401
                                      ----------     ----------
                                         230,650        221,087

PROPERTY, PLANT AND EQUIPMENT            504,717        498,454
   Less allowances for depreciation      195,549        190,330
                                      ----------     ----------
                                         309,168        308,124
                                      ----------     ----------
                                      $1,342,915     $1,279,173
                                      ==========     ==========

LIABILITIES AND
   STOCKHOLDERS' EQUITY        June 30, 1994  December 31, 1993
- - ---------------------------------------------------------------
CURRENT LIABILITIES
   Accounts payable                     $ 70,147       $ 70,313
   Accrued liabilities                    96,202         73,495
   Short-term obligations and current
    portion of long-term debt             25,256         25,256
                                      ----------     ----------

         TOTAL CURRENT LIABILITIES       191,605        169,064

LONG-TERM DEBT
   Notes payable                             738            738
   Installment lease obligations           7,077          7,135
                                      ----------     ----------
                                           7,815          7,873
DEFERRED ITEMS
   Retiree health care and life
    insurance benefits                   288,211        290,795
   Other deferred items                   44,267         41,445
                                      ----------     ----------
                                         332,478        332,240

STOCKHOLDERS' EQUITY
   Common stock, par value $1.00
    Authorized 50,000,000 shares;
    issued and outstanding 33,983,435
    shares in 1994 and 33,884,797
    shares in 1993.                       33,983         33,885
   Additional capital                    175,070        172,300
   Retained earnings                     601,964        563,811
                                      ----------     ----------
                                         811,017        769,996
                                      ----------     ----------
                                      $1,342,915     $1,279,173
                                      ==========     ==========

                  E-SYSTEMS, INC. and SUBSIDIARIES
                 Statement of Consolidated Cash Flows
          Six Months Ended June 30, 1994 and June 30, 1993
                        (Amounts in Thousands)
                                              1994      1993
- - ---------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                   $57,546   $57,424
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Depreciation and amortization              26,588    27,027
   Gain on sale of investment securities        (231)   (1,627)
   Changes in operating assets and liabilities:
    Decrease in accounts receivable           56,970    90,295
    Increase in unreimbursed costs and
     fees under cost-plus-fee contracts      (12,866)  (13,441)
    (Increase) decrease in fixed-price
     contracts in progress                   (60,833)    3,326
    Decrease in progress and advance
     payments                                (35,169)  (54,521)
    Increase in prepaid pension costs           (869)   (5,809)
    Decrease in accounts payable                (168)  (12,870)
    Increase in accrued liabilities           15,083    16,824
    Increase (decrease) in other assets
     and liabilities                          15,531   (11,481)
                                             -------   -------
NET CASH PROVIDED BY OPERATING ACTIVITIES     61,582    95,147

                                              1994      1993
- - ---------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant, and
    equipment                                (28,242)  (26,513)
   Proceeds from disposals of property,
    plant, and equipment                       2,003        80
                                             -------   -------
NET CASH USED IN INVESTING ACTIVITIES        (26,239)  (26,433)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net borrowings under short-term agreements      0       840
   Principal payments on long-term debt
    and installment lease obligations           (196)     (528)
   Proceeds from exercise of stock options     2,868    11,505
   Dividends paid                            (19,498)  (17,299)
                                             -------   -------
NET CASH USED IN FINANCING ACTIVITIES        (16,826)   (5,482)
                                             -------   -------
NET INCREASE IN CASH AND
   CASH EQUIVALENTS                           18,517    63,232
CASH AND CASH EQUIVALENTS AT BEGINNING
   OF YEAR                                    32,638    62,240
                                             -------  --------
CASH AND CASH EQUIVALENTS AT END OF
   SECOND QUARTER                            $51,155  $125,472
                                             =======  ========

Note A --  Basis of Presentation
- - --------------------------------
The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and notes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments necessary for a fair presentation of the results of the interim period have been made and are of a normal, recurring nature. Certain 1993 amounts have been reclassified to conform to the 1994 presentation.

Note B -- Federal Income Taxes
- - ------------------------------
The effective income tax rate for the first six months of 1994 and 1993 is less than the statutory rate due to the tax effect of income excluded under Foreign Sales Corporation tax regulations and the tax benefit of certain ESOP dividends.

Note C -- Earnings Per Share
- - ----------------------------
Earnings per share is computed based on the sum of the average outstanding common shares and common equivalent shares (Quarter ended June 30, 1994 and June 30, 1993, 34,282,000 and
33,840,000, respectively; Six months ended June 30, 1994 and June 30, 1993, 34,343,000 and 33,773,000, respectively). Common equivalent shares assume the exercise of all dilutive stock options. Primary and fully dilutive earnings per share are essentially the same.

Note D -- Contingencies
- - -----------------------
There have been no significant changes in the status of contingencies since December 31, 1993. Refer to Management's
Discussion and Analysis for a discussion of contingencies.

MANAGEMENT'S DISCUSSION AND ANALYSIS
- - ------------------------------------

Analysis of liquidity and capital condition - Net working capital increased $31 million from the prior year-end to $611 million. Net cash provided by operating activities was $62 million for the six months ended June 30, 1994 compared to $95 million for the six months ended June 30, 1993.
This change in net cash provided by operating activities was primarily due to costs incurred on fixed-priced programs not yet billable to the customer and the production of commercial inventories for EMASS storage products. Cash and cash equivalents at the beginning of the year and funds provided by operations were used to finance capital expenditures of $28 million and pay dividends of $19 million.

The ratio of total debt to equity was .04 at June 30, 1994 which is unchanged from the total debt to equity ratio at December 31, 1993.

The ratio of current assets to current liabilities was 4.2 at June 30, 1994 compared to 4.4 at December 31, 1993.

Interest expense through June 30, 1994 of $1.0 million is down when compared to interest expense for the same period in 1993 of $4.0 million. This decrease is primarily due to the $50 million pay-off of the five year, fixed rate Senior Notes in August 1993.

Current financing agreements provide lines of credit up to $350 million of which none was borrowed at June 30, 1994.
Management believes these lines of credit and internally generated funds will be more than adequate to meet increased working capital requirements, capital expansion projects, dividend payments to shareholders and satisfy payment of the Company's debt obligations as they mature.

BUSINESS ENVIRONMENT
- - --------------------
The ongoing and dramatic geopolitical changes occurring in the United States and throughout the world continue to result in changes in the requirements and priorities established by Congress and the administration. Defense spending continues to decline with FY 1994 authorization at $262 billion and an administration target of $200 billion by the end of the decade. The total intelligence budget is expected to remain approximately flat over the next several years. Our customer environment is also changing with a continuing re-evaluation of roles and missions, pressure to reduce spending and a push to combine common functions within the various departments and agencies.

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

We are also applying our technical and business strengths to markets which are outside our traditional business. E-Systems was selected as the prime contractor for the Royal Australian Air Force P-3C "Orion" Maritime Patrol Aircraft and associated support facilities. This program is the first of several major P-3 sensor upgrade programs planned over the next several years by many nations. These programs combined with increasing market acceptance of our EMASS information storage and retrieval products and our continuing push into medical image processing and information are expected to provide a larger non-traditional business base for the Company within the next several years.

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

The Company is a developer and producer of high technology defense electronic systems and services, consisting principally of systems design, integration, hardware modification and development for the U.S. Government or other prime government contractors. The Company's business base consists of both cost-type and fixed price contracts with 60 percent being cost-type. The profitability of cost-type contracts is contingent upon several factors: customer's evaluation of performance on contracts, costs actually incurred, delivery schedule, quality and incentive or award fee arrangements. Given this determination of profitability, contract costs and related margins are not readily explainable in typical manufacturing terms. Also, due to the nature of the products or services provided by the Company, many contracts are highly sensitive and classified under relevant Department of Defense regulations.


Quarter and Six Months Ended June 30, 1994 Compared to Quarter
and Six Months Ended June 30, 1993
- - ------------------------------------------------------------

Net sales for the second quarter of 1994 totaled $488 million, down 9 percent from $533 million reported in the comparable period of 1993. Net sales through June 30, 1994 decreased to $983 million, or 8 percent, when compared to the same period in 1993. This decline in net sales for the quarter and six months ended June 1994 was primarily in the Reconnaissance and Surveillance product segment. Net sales in this segment totaled $287 million for the second quarter of 1994, down $45 million or 13 percent, from $332 million in the comparable period in 1993. Net sales through June 30, 1994 decreased to $579 million, down $64 million, when compared to net sales through June 30, 1993. The decline in sales in this product segment is attributable to several long-term contracts which are nearing maturity. The content of these long-term contracts is now primarily labor as opposed to labor and materials in the prior year. In addition, the Company has exerienced delays in new awards in this product segment which are expected in the last half of 1994.

Operating profits for the quarter and six months ended June 30, 1994 were, $44.8 million and $87.4 million, respectively, which is comparable to operating profits for the same periods in 1993.

Net income for the second quarter of 1994 was $29.4 million, or $0.86 per share, compared to $30.0 million, or $0.89 per share, for the same period last year. Net income through June 30, 1994 approximates net income for the comparable period in 1993. Earnings per share for the six months ended in 1994 was $1.68, a decline of $0.02 per share, when compared to year-to-date 1993.


COMMITMENTS AND CONTINGENCIES
- - -----------------------------

Changes to procurement regulations in recent years, as well as the Government's drive against "fraud, waste and abuse" in defense procurement systems have increased the complexity and cost of doing business with the Government. Some of these changes have redefined the ability to recover various standard business costs which the Government will not allow, in whole or in part, as the cost of doing business on Government contracts. Other legal and regulatory practices have increased the number of auditors, inspectors general and investigators to the point that the Company, like every other major Government contractor, is the constant subject of audits, investigations and inquiries concerning various aspects of its business practices. One pending investigation resulted in subpoenas by the Government for a large number of documents, and government interviews of a large number of current and former employees. The Company believes that this investigation, which has been ongoing for over four years, is currently dormant. The Company is unaware that the investigation produced credible evidence of material wrongdoing by it or its employees and, therefore, believes that charges or claims will not be brought against it or its employees arising from this investigation.

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

The Company is involved in other disagreements which are in the ordinary course of the Company's business activities that are not expected to have a material adverse effect on the Company's financial position. In addition, the Company is involved in certain environmental investigation matters with governmental agencies, and pending and threatened lawsuits and claims by current and former employees alleging variously age, race, sex and disability discrimination or retaliatory discharge.

Management believes that the impact of these matters, if any, on the Company's financial condition will not be material.

                PART II.  OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders

            (a)  Date of Meeting:        April 27, 1994
                                         Annual Meeting of Stockholders

            (c)  Directors elected at the Meeting:
                                                  Votes
                                            For           Withheld
                                            -----------------------
                 C. Roland Haden            27,046,491      615,113
                 Martin R. Hoffmann         27,048,142      613,462
                 E. Gene Keiffer            27,051,063      610,541
                 Francine I. Neff           27,044,818      616,786

                 1994 Employee Stock Option Plan:
                    For        Against       Abstain        Nonvotes
                ----------    ---------      -------       ---------
                20,234,763    4,458,144      214,703       2,753,993


Item 6.     Exhibits and Reports on Form 8-K

     (a)    Statement re Computation of Per Share Earnings

     (b)    Reports on Form 8-K.
            No reports on Form 8-K were filed during the Quarter ended June 30, 1994.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          E-SYSTEMS, INC.
                           (Registrant)


Date:  August 10, 1994                   James W. Crowley
                                         Vice President,
                                          Secretary and
                                          General Counsel



Date:  August 10, 1994                   James W. Pope
                                         Vice President-
                                          Finance and
                                          Chief Financial
                                          Officer