Form 10-Q
period 1994-09-30
E SYSTEMS INC
filed 1994-11-14
CIK 30875

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended      September 30, 1994

                   Commission File No.  1-5237

                          E-SYSTEMS, INC.
- -------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

        Delaware                               75-1183105
- -------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)              Identification No.)

P.O. Box 660248, Dallas, Texas                75266-0248
- -------------------------------------------------------------------
(Address of principal executive offices)      (Zip Code)

                           214-661-1000
- -------------------------------------------------------------------
(Registrant's telephone number, including area code)

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

Common Stock, $1.00 par value - 34,033,245 as of September 30, 1994

                      PART I   FINANCIAL INFORMATION
                           FINANCIAL STATEMENTS
                               (UNAUDITED)

                     E-SYSTEMS, INC. and SUBSIDIARIES
                     Statement of Consolidated Income
      Nine Months Ended September 30, 1994 and September 30, 1993
                          (Amounts in Thousands)
                                          Nine Months Ended
                              September 30, 1994   September 30, 1993
- ---------------------------------------------------------------------
Net Sales                           $1,475,253          $1,573,531
Other Income                             3,662               7,730
                                    ----------          ----------
                                     1,478,915           1,581,261
Costs and Expenses
   Contract and manufacturing
    costs, selling, general and
    administrative expense           1,354,654           1,444,048
   Special Charges - Note F             24,495                --
   Interest expense                      1,594               5,468
                                     ---------           ---------
                                     1,380,743           1,449,516
                                     ---------           ---------
Income before federal
   income taxes                         98,172             131,745

Provision for taxes on income -
   Note B                               32,397              41,763
                                     ---------           ---------

   NET INCOME                        $  65,775           $  89,982
                                     =========           =========

Earnings Per Share                       $1.92               $2.65
                                     =========           =========
Dividends Per Share                     $0.900              $0.825
                                     =========           =========

                     E-SYSTEMS, INC. and SUBSIDIARIES
                     Statement of Consolidated Income
       Three Months Ended September 30, 1994 and September 30, 1993
                         (Amounts in Thousands)
                                         Three Months Ended
                               September 30, 1994  September 30, 1993
- ---------------------------------------------------------------------
Net Sales                           $  492,024         $  508,616
Other Income                             1,610              3,423
                                    ----------         ----------
                                       493,634            512,039
Costs and Expenses
   Contract and manufacturing
    costs, selling, general and
    administrative expense             456,304            464,504
   Special Charges - Note F             24,495               --
   Interest expense                        552              1,497
                                     ---------          ---------
                                       481,351            466,001
                                     ---------          ---------
Income before federal
   income taxes                         12,283             46,038

Provision for taxes on income -
   Note B                                4,054             13,480
                                     ---------          ---------

   NET INCOME                        $   8,229          $  32,558
                                     =========          =========

Earnings Per Share                       $0.24              $0.95
                                     =========          =========
Dividends Per Share                     $0.300             $0.275
                                     =========          =========

                      E-SYSTEMS, INC. and SUBSIDIARIES
                         Consolidated Balance Sheet
                          (Amounts in Thousands)
ASSETS                         September 30, 1994  December 31, 1993
- --------------------------------------------------------------------
CURRENT ASSETS
   Cash and cash equivalents            $ 71,236          $ 32,638
   Accounts receivable                   405,624           426,404
   Unreimbursed costs and fees under
    cost-plus-fee contracts              195,447           207,519
   Fixed-price contracts:
    Fixed-price contracts in progress    109,961            54,644
    Less progress and advance payments    12,055            21,580
                                       ---------        ----------
                                          97,906            33,064

   Raw materials and purchased parts       8,247            11,714
   Prepaid expenses and other assets      36,310            38,623
                                       ---------        ----------
          TOTAL CURRENT ASSETS           814,770           749,962

OTHER ASSETS
   Prepaid pension costs                  38,420            36,489
   Deferred charges and other             62,434            56,653
   Deferred federal income taxes          64,975            65,544
   Costs in excess of net
    assets acquired                       77,111            62,401
                                      ----------        ----------
                                         242,940           221,087

PROPERTY, PLANT AND EQUIPMENT            494,870           498,454
   Less allowances for depreciation      200,930           190,330
                                      ----------        ----------
                                         293,940           308,124
                                      ----------        ----------
                                      $1,351,650        $1,279,173
                                      ==========        ==========

LIABILITIES AND
   STOCKHOLDERS' EQUITY         September 30, 1994  December 31, 1993
- ---------------------------------------------------------------------
CURRENT LIABILITIES
   Accounts payable                     $ 75,495          $ 70,313
   Accrued liabilities                   101,054            73,495
   Short-term obligations and current
    portion of long-term debt             24,000            25,256
                                      ----------        ----------

         TOTAL CURRENT LIABILITIES       200,549           169,064

LONG-TERM DEBT
   Notes payable                             738               738
   Installment lease obligations           6,328             7,135
                                      ----------        ----------
                                           7,066             7,873
DEFERRED ITEMS
   Retiree health care and life
    insurance benefits                   287,651           290,795
   Other deferred items                   45,698            41,445
                                      ----------        ----------
                                         333,349           332,240

STOCKHOLDERS' EQUITY
   Common stock, par value $1.00
    Authorized 50,000,000 shares;
    issued and outstanding 34,033,245
    shares in 1994 and 33,884,797
    shares in 1993.                       34,033            33,885
   Additional capital                    176,588           172,300
   Retained earnings                     600,065           563,811
                                      ----------        ----------
                                         810,686           769,996
                                      ----------        ----------
                                      $1,351,650        $1,279,173
                                      ==========        ==========

                   E-SYSTEMS, INC. and SUBSIDIARIES
                 Statement of Consolidated Cash Flows
     Nine Months Ended September 30, 1994 and September 30, 1993
                        (Amounts in Thousands)
                                               1994         1993
- ---------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                   $65,775      $89,982
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Depreciation and amortization              40,214       41,137
   Provision for deferred income taxes          --         (1,727)
   Gain on sale of investment securities        (616)      (1,866)
   Changes in operating assets and liabilities:
    Decrease in accounts receivable          133,346       56,051
    Decrease in unreimbursed costs and
     fees under cost-plus-fee contracts       12,072          814
    (Increase) decrease in fixed-price
     contracts in progress                   (55,317)       7,726
    Decrease in progress and advance
     payments                               (122,091)     (37,983)
    Increase in prepaid pension costs         (1,931)      (7,827)
    Increase (decrease) in accounts payable    5,180      (24,714)
    Increase in accrued liabilities           25,041       10,862
    Decrease in other assets and liabilities    (873)      (9,122)
                                             -------      -------
NET CASH PROVIDED BY OPERATING ACTIVITIES    100,800      123,333

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant, and
    equipment                                (31,647)     (40,934)
   Proceeds from disposals of property,
    plant, and equipment                       2,012          143
   Business acquisitions                      (5,003)        --
                                             -------      -------
NET CASH USED IN INVESTING ACTIVITIES        (34,638)     (40,791)


                                              1994         1993
- ---------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net borrowings under short-term agreements    --         1,076
   Principal payments on long-term debt
    and installment lease obligations         (2,307)     (51,581)
   Proceeds from exercise of stock options     4,436       22,870
   Dividends paid                            (29,693)     (26,452)
                                             -------      -------
NET CASH USED IN FINANCING ACTIVITIES        (27,564)     (54,087)
                                             -------      -------
NET INCREASE IN CASH AND
   CASH EQUIVALENTS                           38,598       28,455
CASH AND CASH EQUIVALENTS AT BEGINNING
   OF YEAR                                    32,638       62,240
                                             -------     --------
CASH AND CASH EQUIVALENTS AT END OF
   THIRD QUARTER                             $71,236      $90,695
                                             =======      =======

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

Note B -- Federal Income Taxes
- ------------------------------
The effective income tax rate for the first nine months of 1994 and 1993 is less than the statutory rate due to the tax effect of income excluded under Foreign Sales Corporation tax regulations and the tax benefit of certain ESOP dividends.

Note C -- Earnings Per Share
- ----------------------------
Earnings per share is computed based on the sum of the average outstanding common shares and common equivalent shares (Quarter ended September 30, 1994 and September 30, 1993, 34,327,000 and 34,228,000, respectively; Nine months ended September 30, 1994 and September 30, 1993, 34,331,000 and 33,942,000, respectively). Common equivalent shares assume the exercise of all dilutive stock options. Primary and fully dilutive earnings per share are essentially the same.

Note D -- Contingencies
- -----------------------
There have been no significant changes in the status of contingencies since December 31, 1993. Refer to Management's
Discussion and Analysis for a discussion of contingencies.

Note E - Shareholder Rights Plan
- --------------------------------
On September 28, 1994, the Board of Directors adopted a Stockholder Rights Plan designed to deter coercive takeover tactics including the accumulation of common shares in the open market, or through private transactions, and to prevent an acquirer from gaining control of the Company without offering a fair price to all of the Company's stockholders.

Under the Plan, rights will be distributed as a dividend at the rate of one right for each share of common stock held by stockholders of record at the close of business on October 17, 1994. Each right will initially entitle stockholders to buy one share of preferred stock for $130. The rights are not currently exercisable, but would become exercisable if certain events occurred relating to a person or group acquiring or attempting to acquire 15 percent or more of the outstanding shares of common stock.

The rights may be redeemed by the Company at $0.01 per right at any time until 10 days following a public announcement that a 15 percent position has been acquired. The rights will expire on October 17, 2004.

Note F - Special Charges
- ------------------------
During the third quarter, the Company reassessed the investments it had made in several nontraditional business areas such as mass storage, medical and others. As a result of this assessment, the Company concluded it was necessary to write-down $24.5 million in costs associated with some of these ventures. The $24.5 million in special charges consists of the following: mass storage, $15.6 million, medical, $7.1 million, and miscellaneous other areas, $1.8 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS
- ------------------------------------

Analysis of liquidity and capital condition - Net working capital increased $33 million from the prior year-end to $614 million. Net cash provided by operating activities was $101 million for the nine months ended September 30, 1994 compared to $123 million for the nine months ended September 30, 1993. This change in net cash provided by operating activities was primarily due to costs incurred on fixed-priced programs not yet billable to the customer and the production of commercial inventories for EMASS storage products. Cash and cash equivalents at the beginning of the year and funds provided by operations were used to finance capital expenditures of $32 million and pay dividends of $30 million.

The ratio of total debt to equity was .04 at September 30, 1994 which is unchanged from the total debt to equity ratio at December 31, 1993.

The ratio of current assets to current liabilities was 4.1 at September 30, 1994 compared to 4.4 at December 31, 1993.

Interest expense through September 30, 1994 of $1.6 million is down when compared to interest expense for the same period in 1993 of $5.5 million. This decrease is primarily due to the $50 million pay-off of the five year, fixed rate Senior Notes in August 1993.

During October 1994, the Company terminated two revolving credit agreements totaling $250 million and replaced them with a single $250 million revolving credit agreement terminating October 19, 1998.
This resulted in lines of credit totaling $350 million of which none was borrowed at September 30, 1994. Management believes these lines of credit and internally generated funds will be more than adequate to meet increased working capital requirements, capital expansion projects, dividend payments to shareholders and satisfy payment of the Company's debt obligations as they mature.

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

We are also applying our technical and business strengths to markets which are outside our traditional business. The spin-off of the our mass storage operations into a wholly-owned subsidiary, EMASS, Inc., and our continuing push into medical image processing and information are expected to provide a larger non-traditional business base for the Company within the next several years.

With the above mentioned geopolitical changes, the international market for our products and systems is taking on a new look. Governments who previously depended on the United States and/or NATO to provide Command, Control and Communications, surveillance and analysis functions are now faced with providing these capabilities. As a result we are presently seeing opportunities in several countries and have booked projects in some. In addition, E-Systems was selected as the prime contractor for the Royal Australian Air Force P-3C "Orion" Maritime Patrol Aircraft and associated support facilities in the second quarter and subsequently selected as the prime contractor on the U.S. Navy P-3C equivalent. These programs are the first of several major P-3 sensor upgrade programs planned over the next several years by many nations. We believe these programs, along with our increasing EMASS penetration, will continue to yield a growing international component of our business base.

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

Quarter and Nine Months Ended September 30, 1994 Compared to
   Quarter and Nine Months Ended September 30, 1993
- ------------------------------------------------------------

Net sales for the third quarter of 1994 totaled $492 million, down 3 percent from $509 million reported in the comparable period of 1993. Net sales through September 30, 1994 decreased to $1.475 billion, or 6 percent, when compared to the same period in 1993. This decline in net sales for the quarter and nine months ended September 1994 was primarily in the Reconnaissance and Surveillance product segment. Net sales in this segment totaled $278 million for the third quarter of 1994, down $26 million or 9 percent, from $304 million in the comparable period in 1993. Net sales through September 30, 1994 decreased to $857 million, down $90 million, when compared to net sales through September 30, 1993. The decline in sales in this product segment is attributable to several long-term contracts which are nearing maturity. The content of these long-term contracts is now primarily labor as opposed to labor and materials in the prior year.

During the third quarter, the Company reassessed the investments it had made in several nontraditional business areas such as mass storage, medical and others. As a result of this assessment, the Company concluded it was necessary to write-down certain productization costs associated with some of these ventures resulting in a decrease in operating profits for the quarter and nine months ended September 30, 1994. (See Note F to the interim financial statements). Operating profits for the quarter ended September 30, 1994 totaled $21.3 compared to $45.5 million in the same period last year. Operating profits through September 30, 1994 were $108.7 million, down 18 percent when compared to year-to-date 1993.

Net income for the third quarter of 1994 was $8.2 million, or $0.24 per share, compared to $32.6 million, or $0.95 per share, for the same period last year. Net income through September 30, 1994 was $65.8 million, or $1.92 per share, which is down when compared to net income for the same period in 1993 of $90.0 million, or $2.65 per share. The decrease in net income is primarily due to the special charges discussed above and an additional net-of-tax charge of $5.6 million to reflect a lawsuit judgment and associated legal expenses recently rendered in the Air Sea Forwarders Case.

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

In January 1994, a former Industrial Security Investigator for the Company, Mr. John R. Lanting, Jr., resigned his job and filed a wrongful termination lawsuit against the Company in the State District Court in Houston, Texas. Mr. Lanting alleged constructive termination caused by his refusal to perform alleged illegal acts. The Court has dismissed Mr. Lanting's claims. The lawsuit has since been amended to seek damages for constructive termination based on "severe disappointment, indignation, wounded pride, shame, despair and public humiliation", causing mental anguish, emotional distress and loss of wages. The case seeks $3 million in actual damages and punitive damages of four times the actual damages.

Subsequently, the Company became aware through press reports of the filing by Mr. Lanting of a second civil lawsuit in the United States District Court for the Southern District of Texas (Galveston), brought under the so-called qui tam provisions of the False Claims Act, which permit an individual to bring suit in the name of the Government and share in any recovery received by the Government. Mr. Lanting's second lawsuit is currently under seal while the Justice Department conducts an investigation to determine whether it should intervene in the prosecution of the case. Although the Company is, therefore, unaware of the nature of Mr. Lanting's allegations in the second lawsuit, the Company is also unaware of any conduct which would support a qui tam recovery by Mr. Lanting.

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

Management believes that if there is any impact of the foregoing matters on the Company's financial condition it will not be material. In the Lanting qui tam case the allegations are unknown and are not subject to evaluation at this time; however, management is not aware of any matters in relation to this case which would result in amounts material to the Company's financial condition.

                        PART II.   OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K

     (a)    Statement re Computation of Per Share Earnings

     (b)    Financial Data Schedule

     (b)    Reports on Form 8-K.
            No reports on Form 8-K were filed during the Quarter ended September 30, 1994.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          E-SYSTEMS, INC.
                           (Registrant)


Date:  November 11, 1994                 James W. Crowley
                                         Vice President,
                                          Secretary and
                                          General Counsel



Date:  November 11, 1994                 James W. Pope
                                         Vice President-
                                          Finance and
                                          Chief Financial
                                          Officer