Form 10-K
E SYSTEMS INC
filed 1995-03-27
CIK 30875

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1994        Commission File Number 1-5237

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

                                            NAME AND EXCHANGE
           TITLE OF CLASS                  ON WHICH REGISTERED
------------------------------------  -----------------------------
   Common Stock, $1.00 Par Value         New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 3, 1995.
                  COMMON STOCK $1.00 PAR VALUE, $1,209,232,781

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 3, 1995.
        COMMON STOCK, $1.00 PAR VALUE -- OUTSTANDING SHARES, 34,129,500

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's proxy statement dated March 24, 1995 are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.    BUSINESS

    The Company was incorporated in Delaware in 1964. The Company designs, develops and produces advanced electronic systems and products, primarily for sale in defense related markets, and provides various related technical services. The Company's largest business segments are the design, development and production of reconnaissance and surveillance systems and command, control and communications systems which represented approximately 75% of the Company's sales in 1994. The Company also designs, develops and manufactures intelligence collection and processing systems, which through reconnaissance and surveillance activities collect radio frequency signals and images, process that data, correlate it with other information ("fusion"), and communicate the information to users including various decision makers, such as battlefield tactical commanders and the National Command Authority. In addition, the Company produces navigation and control systems, and performs aircraft maintenance and modification and other services.

    Approximately 91% of the Company's sales in 1994 were made under contracts with the U.S. Government or to prime contractors with the U.S. Government and approximately 6% were to international customers (principally governments). A substantial portion of the Company's business is conducted under contracts which carry governmental security classifications, many of which prohibit the disclosure of any of the information concerning the nature of the work being done.

    The sales and operating profits of the Company's business segments for the three years ending December 31, 1994, are set forth in tables at page 40 of this Annual Report on Form 10-K.

    The backlog believed to be firm at December 31, 1994 was $2,631 million compared to $2,133 million at December 31, 1993. Approximately 72% of the backlog is represented by contracts with the U.S. Government and prime contractors, excluding foreign military sales contracted directly with the U.S. Government. The backlog figures consist of the sales value of U.S. Government contracts and subcontracts which have been contractually documented and for which funds have been authorized by the procuring agency and contracting authority, and the aggregate sales price of firm orders for undelivered nongovernment business. Approximately 69% of the backlog at December 31, 1994 is expected to result in sales during 1995, and the remainder is expected to result in sales in subsequent years. Except for the P-3C contract with the Royal Australian Air Force which accounts for 17% of backlog at December 31, 1994, no other single contract accounts for more than 10% of the Company's backlog.

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

    A ground-based system developed by the Company, Vista Flight Net, enhances weather and flight information for the Federal Aviation Administration's Flight Service Stations, making current and accurate information more readily available to the general aviation pilot.

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

    The Company provides worldwide technical and logistics support for the United States Air Force fleet of KC-10 aircraft used for in-flight refueling and cargo transport. Logistics support includes an on-line computerized inventory management system, which supports material procurement, inventory control and specialized repair and overhaul activity for more than 10,000 line items. Serv-Air, at a Government facility in Lexington, Kentucky, converts crash damaged Apache helicopters into training devices. The Company also provides contract field teams on call to modify, maintain or repair aircraft, watercraft, vehicles and heavy support equipment for the U.S. military forces anywhere in the world.

    The Company has won key contracts to provide extensive modifications for two significant fleets of P-3C "Orion" Maritime Patrol Aircraft. The first such contract provides the Royal Australian Air Force fleet of P-3C aircraft with major upgrades to all mission equipment and cockpit displays, communications and navigation systems and integration of new mission equipment into the aircraft. The second such contract involves manufacture and replacement and/or repair of major structural components along with upgrades to other aircraft systems on the fleet of P-3C aircraft operated by the U.S. Navy.

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

OTHER PRODUCTS AND SERVICES

    As the defense budget declines, the Company is devoting many of its resources and competencies into systems suited for non-defense Government and commercial customers using leading edge technologies developed for the Department of Defense. Although none of the current programs contribute a significant amount of sales or profits to the Company, management believes that some of these projects will lead to business areas which may offer growth potential and make contributions to earnings within the not too distant future. Examples of the initiatives throughout the Company include the harnessing of surveillance technology developed for the Department of Defense into products which can provide nondisruptive means to detect traffic incidents and to estimate traffic volume and flow rates. This system, developed in part with a Government grant, is designed to reduce congestion on the public highways and is expected to be part of a national intelligent vehicle highway plan. Other products aimed at the transportation industry uses existing GPS technology to develop real time systems for fleet management, location and status of mass transit vehicles.

    Several of the Company's divisions are working on initiatives in the medical and health care industry. The Company manufactures teleradiology and in-hospital image distribution systems. Also, the Company's PAC's system (Picture Archiving and Communications System) is the core element of a comprehensive image management and communications system within a major medical center.

    The Company has joined Lockheed Missiles & Space Co., Inc. in a venture to establish a commercial remote sensing system to provide high resolution satellite images for commercial applications.

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

    In 1994, the Company established a new subsidiary, EMASS, Inc., to complete development and assure quality control for a commercial product line of complex, computer-based digital data storage systems for easy information retrieval and rapid transmission to the users. Today, the Company's
EMASS-Registered Trademark- Data Storage and Retrieval System is being marketed to energy exploration companies and other Government and commercial customers with huge databases to maintain and access.

    A wholly owned subsidiary of the Company, Serv-Air, Inc., provides base support to four major U.S. Army Commands, maintaining infrastructure, utilities and services equivalent to those required in a large city. Primary functions include facility engineering, utility systems, operations and repair, equipment and vehicle maintenance, audio visual services, supply and inventory control, housing management, transportation and various administrative efforts.

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

    Approximately 55% of the Company's current Government contracts are firm, fixed price contracts accounting for approximately $1.4 billion of backlog. Under this type of contract, the price paid to the Company is not subject to adjustment by reason of the costs incurred by the Company in the performance of the contract, except for costs incurred due to contract changes ordered by the Government. Multi-year fixed price contracts normally allow for price revision based on U.S. Government price indices.

    The Company incurs significant work-in-process costs in the performance of United States Government contracts. However, the Company is usually entitled to invoice the U.S. Government for monthly progress payments on fixed price contracts and twice-monthly on some cost reimbursable contracts. The Government reduced the progress payment rate on fixed price contracts from 85% to 75%, increasing the Company's working capital requirements. The Company does not normally acquire inventory in advance of contract award, and the Company does not maintain significant stocks of finished products for sale. Government progress payments affect the amount of working capital necessary for the Company to finance work-in-process costs in the performance of these contracts. The Government does not recognize interest or other costs associated with the use of capital and, therefore, progress payment reductions may have adverse effects on the Company's profitability.

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

    The so called "unallowable costs", which are not recoverable as a cost of business on Government contracts, although they are ordinary and necessary costs of doing business in the commercial context, are spelled out in Government acquisition regulations which do not permit contractors to bill the Government directly or indirectly for specified kinds of costs on Government cost reimbursement contracts, and do not allow these costs to be included in the bidding and pricing structure of negotiated fixed price contracts. The allowability or unallowability of such costs and other similar costs are covered in detail in the Federal Acquisition Regulations. Examples of such unallowable costs, including costs which are generally regarded as ordinary and necessary business expenses are: public relations and advertising costs; contributions to local civil defense funds and projects; donations; business entertainment; independent research and development costs and bid and proposal costs over a negotiated ceiling; insurance costs to protect from the cost of correcting defects in material and workmanship; interest on borrowings and other financial costs, including costs associated with raising capital; lobbying; organizational costs including pursuit of mergers and acquisitions; patent and intellectual property costs not specifically required by contract; reconversion costs; employee relocation costs (with exceptions); compensation in excess of specific levels and travel and per diem costs in excess of those reimbursed to government employees and certain legal fees.

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

    Recognition of profits is based upon estimates of final performance, which may change as contracts progress. Work may be performed prior to formal authorization or adjustment of contract price for increased work scope, change orders and other funding adjustments. Because of the complexity of Government contracts and applicable regulations, contract disputes with the Government occur in the ordinary course of the Company's business. The resolution of such disputes may affect the profitability of the Company in performing these contracts. The Company believes that adequate provision has been made in its financial statements for these and other normal uncertainties incidental to its Government business.

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

INTERNATIONAL SALES

    The distribution of the Company's international sales is shown on the table set forth on Page 39 of the Company's 1994 Consolidated Financial Statements included herein. These sales are primarily export sales.

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

COMPETITION

    With the recent end of the "Cold War" and substantial reductions in defense budgets for the procurement of military systems and equipment, the Company believes that its niche business in the reconnaissance, surveillance and intelligence market will be funded at a level which is less drastically cut than other elements of the defense budget. Therefore, the Company has found that its business has become even more attractive to competitors and competition has intensified.

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

    In 1994, the Company spent approximately $55.4 million on product research, design and development related to U.S. Government contracts (in addition to the activities described in the above paragraph). This compares to approximately $53.2 million in 1993 and $53.9 million in 1992 and includes research, development and engineering and costs incurred to submit bids and proposals for the Company's highly technical products and services to its customers. Most of the expenditures during these periods were recovered by the Company pursuant to independent research and development agreements negotiated with the U.S. Government. These agreements generally provide that the research and development costs up to specified ceiling limits and for specified efforts may be included in the overhead expense charged to certain Government contracts and recovered as part of the contract price.

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

EMPLOYEES

    At December 31, 1994, the Company employed approximately 16,000 persons, approximately 42% of whom are engineers, scientists and highly skilled technicians. Approximately 2,000 of the Company's employees are covered by collective bargaining agreements with various unions. The Company considers its employee relations to be good.

PATENTS, TRADEMARKS AND LICENSES

    The Company is a high technology company and, as such, is a holder of numerous patents. In addition, the Company is a party to various license agreements and has registered trademarks for a number of its products. None of the business segments of the Company are materially dependent upon patents, licenses, or trademarks.

ITEM 2.    PROPERTIES.

    The Company occupies buildings which contain approximately 7,615,000 square feet of floor space. Approximately 1,900,000 square feet are owned by the Company and the remaining 5,715,000 square feet are leased. Approximately 49,000 square feet of space are leased (or subleased) to non-affiliated persons. The principal plants and offices are located as follows:

                                      APPROXIMATE
                                      SQUARE FEET
LOCATION                              FLOOR SPACE                            DESCRIPTION
----------------------------------  ---------------  ------------------------------------------------------------
Greenville, Texas                      2,936,000     Offices, engineering, research and development, production:
                                                       airborne electronic systems installation, aircraft
                                                       overhaul and maintenance.
Garland, Texas                         1,407,000(a)  Offices, engineering, research and development, production:
                                                       radiation laboratory, electronic components, high powered
                                                       transmitters, radar antennas and other products.
St. Petersburg, Fla.                     583,000(b)  Offices, engineering, research and development, electronic assembly, production: communication systems and equipment
                                                       and electronic data handling systems.
Loudoun County, Falls Church and         808,000(c)  Offices, engineering, research and development, production:
  Fairfax County, Va.                                  electronic warfare and electronics.
Salt Lake City, Utah                     180,000     Offices, engineering research and development, production:
                                                       electro-mechanical, navigation and automatic controls.
State College, Penn.                     327,000     Offices, engineering, research and development, production:
                                                       electronic warfare.
Dallas, Texas                             80,000(d)  Corporate offices.
Other Properties                       1,243,000(e)  Offices, production and depot maintenance of electronic equipment and systems.

------------------------
(a)  Approximately 977,000 square feet are owned by the Company.

(b)  Approximately 559,000 square feet are owned by the Company.

(c)  Approximately 205,000 square feet are owned by the Company.

(d)  Owned by the Company.

(e) This includes approximately 899,000 square feet at various locations owned by the United States Government and operated by the Company.

    The plant located at Greenville, Texas, is held under a lease, which expires as of October 1, 2017. A portion of the Garland, Texas, facilities of the Company is held under a lease which expires June 1, 2001, with options to renew for seven successive five-year periods. The Falls Church, Virginia, facility is held under a lease which expires in December 2005, with an option to extend for five years. The plant located at Salt Lake City, Utah, is held under a lease which expires in October 1999, with options to renew the lease for two successive five-year periods.

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

ITEM 3.    LEGAL PROCEEDINGS.

ENVIRONMENTAL MATTERS

    ORANGE COUNTY, FLORIDA. An administrative proceeding was instituted in 1984 by the EPA and the Florida Department of Environmental Regulation against approximately 150 entities, including the Company, for disposal of hazardous waste at the City Chemical Company, Inc. hazardous waste recycling plant in Orange County, Florida. The extent of the Company's contribution of hazardous waste to that plant was estimated at 6.55% of the total waste deposited at the site.

    In conjunction with other Potentially Responsible Parties ("PRP's"), the Company conducted a Remedial Investigation/Feasibility Study to define the parameters of needed remedial action. Based upon that study, a Record of Decision was issued by the EPA on March 29, 1990. In that decision the capital cost of the selected remedial measure was estimated at $1,516,725. Estimated operations and maintenance expenditures over a ten year period at the site are approximately $3,000,000. The EPA entered into a settlement agreement with the Company and approximately 130 other PRP's to finance the remedial program. A Consent Decree to effect that program was entered at the U. S. District Court for the Middle District of Florida on December 9, 1991. The design of the remedial program was completed in 1992. A contract for implementation of that design was awarded on January 20, 1993 with construction completion expected in early 1995. Since the date of the initial Consent Decree, a substantial number of PRP's have exercised their right to buy-out of their liability at this site by paying a substantial premium above their volumetric contribution. As a result of those payments, no payment by the Company has been required to implement the construction of the remedial program; however, at the 80% construction completion point, the EPA demanded, pursuant to the Consent Decree, that the PRP's replenish the trust account by funding it to 120% of the initial program cost estimate. This required the Company to make a payment of approximately $110,000 in 1994. The trust account will be used for annual operations and maintenance expenditures. Should overruns occur, they will be funded at approximately 11% by the Company. However, the Company currently anticipates no further liability at this site.

    PINELLAS COUNTY, FLORIDA. During a preliminary environmental audit of the Pinellas Trail (jogging trail) in St. Petersburg, Florida, soil samples taken adjacent to the Company facilities revealed contamination levels which are expected to require remediation. An environmental consultant performed a site characterization analysis to define the extent of the contamination. While the characterization study has not been completed, preliminary findings indicate that contamination has migrated approximately 475 feet downstream from its source and has been detected at a depth of approximately 60 feet. A pump and treat system is expected to remediate the contamination plume. Initial cost estimates provided by the Company's environmental consultant, indicate that remedial system installation should cost approximately $500,000 with annual recurring operations and maintenance expenditures of approximately $35,000.

    SIMPSONVILLE, SOUTH CAROLINA. An Administrative Proceeding was instituted in 1987 by the EPA against the Company, along with other entities, for environmental response costs at the Golden Strip Septic Tank National Priority
List (NPL) Site in Simpsonville, South Carolina. The EPA alleges that the Company and its predecessor corporation, LTV, disposed of hazardous waste at this site at various times prior to 1975. Documents relating to these allegations have been destroyed due to the significant lapse of time between the cessation of operations of the Golden Strip Site in 1975 and the notification to the Company from the EPA in 1987. The Company and other Potentially Responsible Parties formed a group to conduct a Remedial Investigation/Feasibility Study. That study developed and analyzed several alternative remedial programs. A Record of Decision was executed by the EPA on September 12, 1991 selecting a remedial program estimated to cost approximately $4,000,000 with recurring annual operations and maintenance costs of approximately $75,000. A Consent Decree negotiated between the EPA and the PRP's was lodged in October, 1992. That Decree approved and authorized implementation of the remedial program selected by the EPA. The environmental consulting firm of RMT, Inc. then completed a detailed design for the selected remedy. The remedial program is currently being constructed by Heritage Environmental Services. The four major PRP's have executed an agreement allocating liability for the remedial costs. Under the terms of the agreement, the Company is responsible for 19.25% of remedial program costs. Two additional companies will participate to the extent of their very limited resources. As the remedial program construction should be completed in 1995, the 1995 aggregate expenditures for the site are estimated at $3,700,000 with the Company's share being approximately $710,000. Following completion of the remedial program, annual operations and maintenance expenditures are estimated at $75,000 with the Company's portion being approximately $14,500.

    SALT LAKE CITY, UTAH. The Company entered into a Consent Agreement with the State of Utah, Division of Solid and Hazardous Waste on May 16, 1991 based upon preliminary data which indicated that soil and groundwater contamination existed immediately adjacent to a former underground storage tank located at the Montek Division. The Company has identified the lateral extent of the contamination and has proposed a remedial program consisting of limited soil removal, an impervious barrier around the contamination and a groundwater pump and treat system. The remedial program was approved by the State of Utah. Construction of the remedial program began in January, 1995. The estimated cost for this program is not expected to exceed $950,000.

    The aggregate of the anticipated costs to be incurred by the Company to clean-up the sites where the Company has been named a "Potentially Responsible Party" is not expected to have a material adverse effect on the Company's financial condition.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The names, ages, offices held and other information with respect to each of the executive officers of the Company as of February 24, 1995 are as follows:

                                                                                                 OFFICER SINCE
         NAME           AGE                              OFFICE                                     DATE(1)
----------------------  --- -----------------------------------------------------------------  ------------------
A. Lowell Lawson        57  Chairman of the Board and Chief Executive Officer                  November 30, 1975
Brian D. Cullen         54  Senior Vice President                                                April 21, 1987
J. Robert Collins       53  Vice President -- Strategic Planning and Development               September 22, 1993
John R. Copple          40  Vice President -- Financial Operations (principal accounting         June 22, 1994
                             officer)
Alan J. Doshier         46  Vice President                                                      January 25, 1995
Michael C. Eberhardt    47  Vice President, Secretary and General Counsel                       January 25, 1995
Terry W. Heil           57  Senior Vice President                                               October 12, 1988
Art Hobbs               47  Vice President -- Corporate Relations and Administration             April 1, 1991
Peter A. Marino         53  Senior Vice-President                                               October 14, 1991
James W. Pope           51  Vice President -- Finance and Chief Financial Officer               January 27, 1982
Harry L. Thurmon        53  Vice President -- New Business Development                          November 1, 1971
Marshall D. Williamson  53  Vice President                                                       July 28, 1993

------------------------
(1) Each of the executive officers has been elected to his position until the next annual meeting of the stockholders of the Company, April 26, 1995, or until his successor be duly elected and qualified.

    Each of the executive officers has been employed as indicated in the table above for more than five years except as indicated below:

    A. LOWELL LAWSON -- Mr. Lawson was elected Chief Executive Officer on January 26, 1994 and Chairman of the Board on August 24, 1994. He has held the position of President since April 25, 1989. Previously he served as Executive Vice President from April 21, 1987 to April 25, 1989 and Senior Vice President and Group Executive since November 1, 1983.

    J. ROBERT COLLINS -- Dr. Collins was Vice President of Business Development of the Garland Division, Garland, Texas, from March 16, 1992 to September 22, 1993 when he was elected to his current position. Prior to that, he was Division Vice President of the Garland Division from May 20, 1985 to March 16, 1992.

    JOHN R. COPPLE -- Prior to being elected to his current position, Mr. Copple was Vice President-Finance of the Garland Division, Garland, Texas from August 19, 1991 until June 22, 1994. He served as Garland Division controller from October 4, 1988 until August, 1991. Prior to joining the Company in 1988 he was Executive Director, Financial Operations at Tracor, Inc., a defense contractor that provides a broad range of electronic hardware and software products and systems, as well as related management and technical support and services from January 1987 until October 1988. From 1978 until 1987 he held various accounting positions with Tracor, Inc.

    BRIAN D. CULLEN -- Mr. Cullen was elected Senior Vice President of the Company on January 26, 1994. He served as Vice President of the Company from April 27, 1987 to January 26, 1994.

    ALAN J. DOSHIER -- Mr. Doshier is Vice President and General Manager of the Greenville Division, Greenville, Texas, the largest operating division of the Company. From September 1, 1994 until January 25, 1995 he served as Assistant General Manager and was Vice President of the Greenville Division from June 4, 1990 until August 31, 1994. Prior to that he held various managerial positions since joining the Company in 1976.

    MICHAEL C. EBERHARDT -- Mr. Eberhardt was elected Vice President, Secretary and General Counsel on January 25, 1995. Prior to joining the Company he was a partner in the Washington, D.C. law firm of Crowell and Moring from 1987 to 1994. Previously, he was counsel to special committees in the U.S. Senate and U.S. House of Representatives, and from 1982 to 1987 he served as Assistant Inspector General at the U.S. Department of Defense. From 1972 to 1977, Mr.
Eberhardt served as a Special Attorney with the U.S. Department of Justice in New York and Washington, D.C.

    ART HOBBS -- Prior to his current position, Mr. Hobbs was the Vice President of Human Resources of the Greenville Division, Greenville, Texas, the largest operating division of the Company. He had served in such capacity since 1982, having previously been Director of Employee Relations for three years.

    PETER A. MARINO -- From July 1991 until October 1991, Mr. Marino was Executive Vice President and Chief Operating Officer of Fairchild Corporation. From September 1989 to July 1991, Mr. Marino was President and Chief Operating Officer of Fairchild Industries, Inc., a high-technology company engaged in spacecraft and space subsystems, military avionics, defense communications, telecommunications, aerospace fasteners and capital equipment for the plastics molding industry. Between October 1988 and September 1989, he was Senior Vice President of Fairchild Industries, Inc. From October 1986 to September 1988, Mr. Marino was, first, Executive Vice President and then, President and Chief Operating Officer of Lockheed Electronics Company, Inc. and a Vice President of the parent, Lockheed Corporation. Prior to that time, Mr. Marino had been with the United States Central Intelligence Agency from 1970 to 1986, serving in various technical and managerial positions.

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

                                    PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
           RELATED STOCKHOLDER MATTERS

    The Company's common stock is listed on the New York Stock Exchange and principally traded in that market. The table below shows the high and low sales prices of the Company's common stock on the New York Stock Exchange, as reported in the WALL STREET JOURNAL, and the cash dividends declared per share for each quarter during the past two years.

QUARTER                                                      1ST         2ND         3RD         4TH
-------------------------------------------------------------------------------------------------------

Stock Prices:
  1994 High.............................................   46 3/4      45 1/8      44 7/8      42 1/2
       Low..............................................     40        36 3/8      37 1/4      36 1/2
  1993 High.............................................   44 1/4        43        48 7/8      46 1/4
       Low..............................................   36 1/4      39 5/8      41 3/4      41 5/8
Dividends Declared:
  1994..................................................   $   .30     $   .30     $   .30     $   .30
  1993..................................................   $   .275    $   .275    $   .275    $   .275

HOLDERS OF RECORD:

    At March 3, 1995, there were 9,936 holders of record of the Company's common stock.

ITEM 6.    SELECTED FINANCIAL DATA

            FIVE-YEAR SUMMARY OF OPERATIONS AND FINANCIAL CONDITION
                            YEARS ENDED DECEMBER 31
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

SUMMARY OF OPERATIONS:                           1994           1993           1992           1991           1990
----------------------------------------------------------------------------------------------------------------------
Net sales..................................  $   2,028,300  $   2,097,114  $   2,094,913  $   1,991,284  $   1,810,172
Operating costs and expenses...............      1,850,334      1,916,458      1,924,177      1,824,238      1,663,939
Special Charges............................        (24,495)      --             --             --             --
                                             -------------  -------------  -------------  -------------  -------------
Profit from continuing operations..........        153,471        180,656        170,736        167,046        146,233
Other income (expense) -- net..............         (9,370)         5,830           (600)           264            879
Interest expense...........................         (2,412)        (6,211)        (7,664)        (8,559)       (10,515)
                                             -------------  -------------  -------------  -------------  -------------
Income from continuing operations before
 federal income taxes and the cumulative
 effect of a change in accounting
 principle.................................        141,689        180,275        162,472        158,751        136,597
Federal income taxes.......................         46,049         58,409         53,453         49,213         42,345
                                             -------------  -------------  -------------  -------------  -------------
Income from continuing operations before
 the cumulative effect of a change in
 accounting principle......................         95,640        121,866        109,019        109,538         94,252
Loss from discontinued operations..........       --             --             --             --               (8,632)
                                             -------------  -------------  -------------  -------------  -------------
Income before cumulative effect of a change
 in accounting principle...................         95,640        121,866        109,019        109,538         85,620
Cumulative effect of a change in accounting
 principle.................................       --             --             (178,510)      --             --
                                             -------------  -------------  -------------  -------------  -------------
Net income (loss)..........................  $      95,640  $     121,866  $     (69,491) $     109,538  $      85,620
                                             -------------  -------------  -------------  -------------  -------------
                                             -------------  -------------  -------------  -------------  -------------
Earnings (loss) per share:
  Continuing operations....................  $        2.79  $        3.58  $        3.31  $        3.35  $        3.02
  Discontinued operations..................       --             --             --             --                 (.28)
  Cumulative effect of a change in
   accounting principle....................       --             --                (5.42)      --             --
                                             -------------  -------------  -------------  -------------  -------------
    Total..................................  $        2.79  $        3.58  $       (2.11) $        3.35  $        2.74
                                             -------------  -------------  -------------  -------------  -------------
                                             -------------  -------------  -------------  -------------  -------------
Cash dividends declared per common share...  $        1.20  $        1.10  $        1.00  $         .75  $         .75
                                             -------------  -------------  -------------  -------------  -------------
                                             -------------  -------------  -------------  -------------  -------------
----------------------------------------------------------------------------------------------------------------------


YEAR-END FINANCIAL POSITION:
Bookings...................................  $   2,526,567  $   1,910,532  $   1,905,319  $   2,013,431  $   1,791,724
Backlog....................................  $   2,631,308  $   2,133,041  $   2,319,623  $   2,509,217  $   2,487,070
Current ratio..............................           3.97           4.44           3.01           3.51           3.12
Total assets...............................  $   1,374,167  $   1,279,173  $   1,253,573  $   1,075,441  $     967,178
Long-term debt.............................  $      10,115  $       7,873  $      34,119  $      84,897  $     118,706
Total debt.................................  $      19,632  $      33,129  $     103,920  $      90,462  $     127,671
Stockholders' equity at year-end...........  $     836,629  $     769,996  $     660,000  $     750,063  $     625,960
Total debt to equity ratio.................            .02            .04            .16            .12            .20
Return on average stockholders' equity.....          11.9%          17.0%          (9.9%)         15.9%          14.5%
Employees at year-end......................         15,760         16,703         18,590         18,622         18,435
Stockholders of record at year-end.........          9,610         10,097         10,810         11,228         12,035
Year-end closing stock price...............         41 5/8         43 3/8         41 1/8         37 7/8         34 3/8

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    SOURCES OF LIQUIDITY AND CAPITAL RESOURCES -- Net working capital increased slightly from the prior year-end to $584 million. Net cash provided by operating activities was $137 million for 1994 compared to $96 million for 1993. This change was primarily due to collections of accounts receivable. Cash and cash equivalents at the beginning of the year and funds provided by operations were used to finance capital expenditures of $44 million, pay dividends of $40 million, pay-off $26 million in long-term debt and installment lease obligations, and fund acquisitions made in 1994 of $44 million.

    The ratio of total debt to equity was .02 at December 31, 1994 which is down from the total debt to equity ratio at December 31, 1993 of .04. This decrease is primarily due to the $24 million pay-off of the ESOP line of credit in December 1994.

    The ratio of current assets to current liabilities was 4.0 at December 31, 1994 compared to 4.4 at December 31, 1993. Return on equity decreased to 12 percent in 1994 compared to 17 percent in 1993.

    Current financing agreements provide lines of credit up to $360 million of which $9 million was borrowed at December 31, 1994. Management believes these lines of credit and internally generated funds will be more than adequate to meet increased working capital requirements, capital expansion projects, dividend payments to shareholders, and satisfy payment of the Company's debt obligations as they mature.

    ACQUISITIONS -- During 1994, the Company completed seven acquisitions. The acquired businesses are involved in developing storage software, manufacturing automated tape libraries, high-frequency communications, Global Positioning System based automatic vehicle location systems, missile subassemblies and components, teleradiology systems and in-hospital image distribution systems. These seven acquisitions were purchased for approximately $44 million in cash. The excess of the aggregate purchase price over fair market value of net assets acquired for these acquisitions of approximately $35 million was recognized as goodwill and is being amortized over periods from 10 to 30 years. The operating results of all acquisitions are included in the Company's results of operations from the dates of acquisition.

    BUSINESS ENVIRONMENT -- Congress and the President will continue to express substantially divergent views on the ability of the Department of Defense to respond to two nearly simultaneous major regional conflicts. These concerns are finding a resonance not only with the majority party, in the current Congress, but a growing number of centrists in the minority party. Yet, despite these fears the fiscal year 1996 budget submitted is approximately six percent lower than the preceding year. Measured in terms of inflation, adjusted purchasing power, the 1996 request is 39 percent smaller than the 1985 defense budget (which was the largest since the Korean War). In formulating the 1996 budget, the administration accorded the highest priority to preserving force readiness.

    The Defense Department has also begun a "recapitalization" of our forces to meet the challenge of fewer personnel to carry out broader missions. However, the requested amount for new procurement in 1996 reflects a decline of 71 percent from FY 1985. Yet, the department felt that some systems are reaching the end of their service life and others have not benefited from advances in electronics, lasers, materials and other technologies. The "recapitalization" is expected to focus on upgrading the capabilities of some existing weapons, platforms and supporting systems. Finally, the FY96 research and development request is a six percent decline from last year's budget. This reduction is critical to our efforts to maintain technological superiority over the long term and impacts our continuing development of key technologies.

    The number of political and military hot spots throughout the world continues to grow as illustrated by the international peacekeeping missions that our government has supported. The singular nature of peacekeeping and the uncertainty of the conflict's parameters mandates extensive reliance on our unique collection systems. The ongoing Bosnian conflict and the uncertainty that continues to exist in Russia, North Korea, China, Iraq, Iran and the former Soviet Republics all appreciably add to world-wide instability. A top priority of the U.S. Government is to prevent the re-emergence of the nuclear threat that was an integral part of the cold war. Specifically, there are approximately 25,000 nuclear weapons in Russia and three other former Soviet Republics. Preventing nuclear proliferation remains a paramount objective. We must also ensure that hostile nations do not threaten our security with ballistic missile threats against our forces or the allies we currently support. The huge increase in expectations for war with minimal casualties also drives a need for precision weapon systems and expert command and control capabilities. That in turn sets a high value on the collection and distribution of precise and timely intelligence information. The administration has also identified terrorism, drug trafficking and international crime as newer post-cold war threats that need timely, accurate intelligence.

    The Company is a developer and producer of high technology electronic systems and services, consisting principally of systems design, development, production, integration and operation of sophisticated intelligence collection, processing, analysis and dissemination systems. The Company offers integration of sophisticated and complex systems incorporating diverse components in flexible and open architecture. This capability remains in demand in friendly and allied nations around the world. The growing use of commercial equipment improves exportability to this market, and encourages us to raise our target for the international component of our booking goals.

    We are now applying our technical and business strengths to markets which will continue to expand our customer base. In 1994, for example, we targeted the Navy aircraft market and were successful in booking the U.S. Navy's P-3C sustained readiness program and the Government of Australia's P-3C upgrade program with a potential combined value in excess of $1 billion. This provides an opening to markets for additional P-3 upgrades as other countries extend their platform service life. In addition, our efforts to expand into the federal civilian marketplace resulted in booking the Hurricane Tracker Aircraft for the National Oceanic and Atmospheric Administration (NOAA) in the Department of Commerce. New opportunities in the Department of Education to supplement our earlier guaranteed student loan and national student loan data systems (NSLDS) wins will be pursued to expand our core base in the federal information systems marketplace. In 1994 we succeeded in bringing NSLDS on line and are storing and managing more than 65 million loans for 26 million students, resulting in one of the largest, realtime-accessible data bases in the Federal Government. With this system the U.S. Government will be able to monitor and revise outstanding loans for duplication, errors and even potential fraud, saving millions of dollars each year.

    EMASS information storage retrieval products and the associated technology were established as a new Company in 1994. Our continuing thrust into medical image processing and information systems is expected to provide significant business for the organization within the next several years, both within the military services and in the civilian world. Consider the problem with our U.S. Navy, for instance, with thousands of sailors on ships in distant locations - with no medical professionals on board to treat the inevitable illnesses that develop. We are currently operating a preproduction version of one of our medical systems aboard a deployed aircraft carrier in a foreign location linking the medical images electronically to the Bethesda Naval Hospital in suburban Washington where many experienced doctors are located. With our equipment the doctors at Bethesda can diagnose, prescribe and even coach surgical procedures on patients many miles distant at substantial medication, evacuation, an pre-operative cost savings.

    With the world's geopolitical changes, the international market for our products and systems is taking on a new look. During the cold war our allies looked to the United States to provide a lions share of the communications, surveillance and analysis functions which would be needed in hostilities. They now want to - and believe they need to - provide these capabilities for themselves. But there are very few nations with domestic companies capable of complex systems integration. That is perhaps the core strength of E-Systems appeal - it gives potential to compete and win in the international defense market.

    The Company continues to grow as a developer and producer of high technology electronic systems and services, consisting principally of systems design, integration, hardware modification and development for the United States Government or other prime government contractors. The Company's business base consists of both cost-type and fixed-price contracts with 60 percent being cost-type. The profitability of cost-type contracts is contingent upon several factors: customer's evaluation of performance on contracts, costs actually incurred, delivery schedule, quality and incentive or award fee arrangements. Given this determination of profitability, contract costs and related margins are not readily explainable in typical manufacturing terms. Also, due to the nature of the products or services provided by the Company, many contracts are highly sensitive and classified under relevant U.S. Government regulations.

1994 COMPARED TO 1993

    NET SALES -- Net sales for 1994 totaled $2,028 million compared to $2,097 million in 1993. Net sales in the Reconnaissance and Surveillance product segment decreased 11 percent to $1,125 million. The decline in this product segment is due primarily to booking delays. The decrease in the Reconnaissance and Surveillance segment was offset by a $35 million, or 12 percent, increase in the Aircraft Maintenance and Modification product segment and a $44 million, or 52 percent, increase in the Other Products and Services product segment. The increase in the Aircraft Maintenance and Modification product segment is primarily attributable to the maturing of the Company's technical and logistics support program with the U.S. Air Force which was in the start-up phase in the prior year. The increase in the Other Products and Services segment is primarily attributable to increased activity on the Company's National Student Loan program and in the Company's mass storage and retrieval systems through its EMASS subsidiary.

    COST AND EXPENSES -- Operating profits in 1994, of $153 million, were down 15 percent from the prior year operating profits of $181 million. The Company experienced a decrease in operating profits in its Aircraft Maintenance and Modification product segment of $2.3 million, or 11 percent due to the lower than normal profit margin on the one-time purchase and delivery of aircraft on certain programs. The Other Products and Services product segment declined $23.8 million from operating income of $2.1 million in 1993 to an operating loss of $21.7 million in 1994. This decrease was primarily due to special charges totaling $18.3 million which represents write-downs in several nontraditional business areas such as, commercial mass storage and medical technology. See Note M for further discussion of the special charges.

    Other income totaled $5.1 million for 1994 compared to $10.8 million for the same period in 1993. The decrease is primarily attributable to interest associated with a one-time gain from a favorable tax settlement coupled with unusually high capital gains earned on the Company's Supplemental Executive Retirement Plan investments in 1993.

    INCOME -- Net income decreased in the current year by $26 million from $122 million in 1993 to $96 million in 1994. This decrease was primarily due to the special charges discussed above and in Note M to the consolidated financial statements.

1993 COMPARED TO 1992

    NET SALES -- Net sales for 1993 totaled $2,097 million compared to $2,095 million in 1992. Net sales in the Reconnaissance and Surveillance product segment decreased nine percent to $1,260 million. The decline is attributable to the absence of the German reconnaissance and surveillance program which was canceled in January of 1993.

    COSTS AND EXPENSES -- Operating profits increased six percent in 1993. This increase was primarily due to increased sales in the Aircraft Maintenance and Modification product segment and improved margins in the Command, Control and Communications product segment. Operating profits for the Reconnaissance and Surveillance product segment were $111 million, down $4 million when compared to the same period in 1992. Operating profits in the Command, Control and Communications product segment increased $6 million, or 23 percent, to $33 million in 1993. Operating profits in the Aircraft Maintenance and Modification product segment were $21 million, up 43 percent, or $6 million in 1993.

    Other income totaled $10.8 million for 1993 compared to $3.8 million for the same period in 1992. This increase was primarily due to interest associated with a one-time gain from a favorable tax settlement coupled with an increase in capital gains earned on the Company's Supplemental Executive Retirement Plan investments.

    INCOME -- Excluding the cumulative effect of adopting SFAS 106 in 1992, net income increased 12 percent in 1993 to $121 million compared to $109 million in 1992. This increase was due to improved margins discussed above.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The index to Consolidated Financial Statements is found on page 22. The Company's Financial Statements and Notes to Consolidated Financial Statements follow the index.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Inapplicable.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item is set forth in the Company's proxy statement dated March 24, 1995 at pages 4 through 7 in the section entitled "Election of Directors," and is incorporated herein by reference. Reference is made to the section entitled "Executive Officers of the Registrant" under Part I.

ITEM 11.    EXECUTIVE COMPENSATION

    The information required by this item is set forth in the Company's proxy statement, dated March 24, 1995, at pages 9 through 18, under the sections entitled "Executive Compensation, Salaried Retirement Plan, Supplemental Executive Retirement Plan and Employment Agreements," and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is set forth under "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" on pages 2 and 3 of the Company's proxy statement dated March 24, 1995, and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Inapplicable.

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) Documents filed as part of this report.

         1. Financial Statements

    The financial statements filed as a part of this report are listed in the "Index to Consolidated Financial Statements" on page 22. The index and financial statements are incorporated herein by reference.

    All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

         3. Exhibits required by Item 601 of Regulation S-K.

    A list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Index to Exhibits on pages 41 and 42, which immediately precedes such exhibits.

    (b) Reports on Form 8-K.

    Form 8-K was filed electronically on October 20, 1994 reporting the adoption of a Stockholder Rights Plan by the Board of Directors on September 28, 1994.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     E-SYSTEMS, INC.

                                                   /s/ A. LOWELL LAWSON

                                          --------------------------------------
                                                     A. Lowell Lawson
                                           DIRECTOR, CHAIRMAN OF THE BOARD AND
                                                 CHIEF EXECUTIVE OFFICER
                                                      March 22, 1995

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                      SIGNATURE                                         TITLE                         DATE
------------------------------------------------------  -------------------------------------  ------------------

                      /s/ E. GENE KEIFFER                             Director
     -------------------------------------------
                   E. Gene Keiffer

                      /s/ JAMES A. BITONTI                            Director
     -------------------------------------------
                   James A. Bitonti

                       /s/ E. F. BUEHRING                             Director
     -------------------------------------------
                    E. F. Buehring

                    /s/ CHARLES A. GABRIEL                            Director
     -------------------------------------------
                  Charles A. Gabriel

                      /s/ C. ROLAND HADEN                             Director
     -------------------------------------------
                   C. Roland Haden

                   /s/ MARTIN R. HOFFMANN                             Director
     -------------------------------------------
                  Martin R. Hoffmann
                                                                                                   March 22, 1995

                         /s/ S. LEE KLING                             Director
     -------------------------------------------
                     S. Lee Kling

                      /s/ FRANCINE I. NEFF                            Director
     -------------------------------------------
                   Francine I. Neff

                       /s/ DAVID R. TACKE                             Director
     -------------------------------------------
                    David R. Tacke

                        /s/ JAMES W. POPE                     Vice President -- Finance
     -------------------------------------------             and Chief Financial Officer
                    James W. Pope

                       /s/ JOHN R. COPPLE                    Vice President -- Financial
     -------------------------------------------          Operations (Principal Accounting
                    John R. Copple                                     Officer)


                                E-SYSTEMS, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                              PAGE
Report of Ernst & Young LLP,
 Independent Auditors.....................................................................         23

Statements of Consolidated Operations --
 Years ended December 31, 1994, 1993 and 1992.............................................         24

Consolidated Balance Sheets at
 December 31, 1994 and 1993...............................................................         25

Statements of Consolidated Cash Flows -- Years ended
 December 31, 1994, 1993 and 1992.........................................................         26

Statements of Consolidated Stockholders' Equity --
 Years ended December 31, 1994, 1993, and 1992............................................         27

Notes to Consolidated Financial Statements................................................      28-40

                         REPORT OF INDEPENDENT AUDITORS

Stockholders and
Board of Directors of
E-Systems, Inc.

    We have audited the consolidated balance sheets of E-Systems, Inc. and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of E-Systems, Inc. and subsidiaries at December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

    As discussed in Note J, in 1992 the method of accounting for retiree health care and life insurance benefits was changed.

                                          ERNST & YOUNG LLP

Dallas, Texas
January 26, 1995

                        E-SYSTEMS, INC. AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED OPERATIONS

                      THREE YEARS ENDED DECEMBER 31, 1994
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           1994           1993           1992
------------------------------------------------------------------------------------------------------------------

Revenues:
  Net sales..........................................................  $   2,028,300  $   2,097,114  $   2,094,913
  Other income -- net................................................          5,053         10,775          3,753
                                                                       -------------  -------------  -------------
                                                                           2,033,353      2,107,889      2,098,666
------------------------------------------------------------------------------------------------------------------

Costs and Expenses:
  Contract and manufacturing costs...................................      1,691,677      1,759,533      1,776,037
  Selling, general and administrative expenses.......................        173,080        161,870        152,493
  Special charges -- Note M..........................................         24,495             --             --
  Interest expense...................................................          2,412          6,211          7,664
                                                                       -------------  -------------  -------------
                                                                           1,891,664      1,927,614      1,936,194
                                                                       -------------  -------------  -------------
    Income Before Federal Income Taxes and the Cumulative Effect of a
     Change in Accounting Principle..................................        141,689        180,275        162,472
------------------------------------------------------------------------------------------------------------------

Federal Income Taxes (Note E):
  Current............................................................         55,411         62,893         51,266
  Deferred...........................................................         (9,362)        (4,484)         2,187
                                                                       -------------  -------------  -------------
                                                                              46,049         58,409         53,453
                                                                       -------------  -------------  -------------
    Income before the Cumulative Effect of a Change in Accounting
     Principle.......................................................         95,640        121,866        109,019
------------------------------------------------------------------------------------------------------------------

Cumulative Effect of a Change in Accounting Principle (Note J):
  Retiree health care and life insurance benefits -- net of tax
   benefit of $91,960................................................             --             --       (178,510)
                                                                       -------------  -------------  -------------
    Net Income (Loss)................................................  $      95,640  $     121,866  $     (69,491)
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
------------------------------------------------------------------------------------------------------------------

Net Income (Loss) Per Share (Note A):
  Income before the cumulative effect of a change in accounting
   principle.........................................................  $        2.79  $        3.58  $        3.31
  Cumulative effect of a change in accounting principle..............             --             --          (5.42)
                                                                       -------------  -------------  -------------
    Earnings (Loss) Per Share........................................  $        2.79  $        3.58  $       (2.11)
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------

               See "Notes to Consolidated Financial Statements."

                        E-SYSTEMS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1994 AND 1993
                                 (IN THOUSANDS)

                                     ASSETS

                                                                                            1994          1993
------------------------------------------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents...........................................................  $     24,401  $     32,638
  Accounts receivable (Note B)........................................................       438,205       426,404
  Unreimbursed costs and fees under cost-plus-fee contracts (Note B)..................       186,855       207,519
  Fixed-price contracts:
    Fixed-priced contracts in progress (Note C).......................................        83,903        54,644
    Less progress and advance payments................................................        11,802        21,580
                                                                                        ------------  ------------
                                                                                              72,101        33,064
  Raw materials and purchased parts...................................................        40,272        11,714
  Prepaid expenses and other assets...................................................        18,877        38,623
                                                                                        ------------  ------------
    Total Current Assets..............................................................       780,711       749,962
------------------------------------------------------------------------------------------------------------------
Other Assets:
  Prepaid pension costs (Note I)......................................................        34,485        36,489
  Deferred charges and other (Note K).................................................        69,022        56,653
  Deferred federal income taxes (Note E)..............................................        72,160        65,544
  Costs in excess of net assets acquired (Note A).....................................       101,962        62,401
                                                                                        ------------  ------------
                                                                                             277,629       221,087
------------------------------------------------------------------------------------------------------------------
Property, Plant and Equipment (Notes A and H):
  Land................................................................................         7,871         7,279
  Buildings...........................................................................       100,244        94,731
  Machinery and equipment.............................................................       334,156       306,915
  Leasehold improvements -- net.......................................................        72,793        75,572
  Construction in progress............................................................        16,506        13,957
                                                                                        ------------  ------------
                                                                                             531,570       498,454
  Less allowances for depreciation....................................................       215,743       190,330
                                                                                        ------------  ------------
                                                                                             315,827       308,124
                                                                                        ------------  ------------
                                                                                        $  1,374,167  $  1,279,173
                                                                                        ------------  ------------
                                                                                        ------------  ------------
                                       LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------
Current Liabilities:
  Accounts payable....................................................................  $     95,316  $     70,313
  Accrued liabilities (Note F)........................................................        92,065        73,495
  Short-term obligations and current portion of long-term debt (Note D)...............         9,517        25,256
                                                                                        ------------  ------------
        Total Current Liabilities.....................................................       196,898       169,064
------------------------------------------------------------------------------------------------------------------
Long-Term Debt:
  Long-term debt (Note D).............................................................         3,769           738
  Installment lease obligations (Note H)..............................................         6,346         7,135
                                                                                        ------------  ------------
                                                                                              10,115         7,873
------------------------------------------------------------------------------------------------------------------
Deferred Items:
  Retiree health care and life insurance benefits (Note J)............................       284,227       290,795
  Other deferred items................................................................        46,298        41,445
                                                                                        ------------  ------------
                                                                                             330,525       332,240
------------------------------------------------------------------------------------------------------------------
Stockholders' Equity (Note G):
  Common stock, par value $1.00.......................................................        34,071        33,885
  Additional capital..................................................................       178,810       172,300
  Retained earnings...................................................................       623,748       563,811
                                                                                        ------------  ------------
                                                                                             836,629       769,996
------------------------------------------------------------------------------------------------------------------
Commitments and Contingencies (Notes H and L)
                                                                                        ------------  ------------
                                                                                        $  1,374,167  $  1,279,173
                                                                                        ------------  ------------
                                                                                        ------------  ------------

               See "Notes to Consolidated Financial Statements."

                        E-SYSTEMS, INC. AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                      THREE YEARS ENDED DECEMBER 31, 1994
                                 (IN THOUSANDS)

                                                                                1994         1993         1992
------------------------------------------------------------------------------------------------------------------

Cash Flows From Operating Activities
  Net Income (Loss).......................................................  $     95,640  $   121,866  $   (69,491)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Cumulative effect of a change in accounting principle.................            --           --      178,510
    Depreciation and amortization.........................................        54,674       54,858       53,583
    (Benefit) provision for deferred income taxes.........................        (9,362)      (4,484)       2,187
    Gain on sale of investment securities.................................        (1,032)      (2,205)        (453)
  Changes in operating assets and liabilities, net of effects from
   Acquisitions:
    Accounts receivable...................................................        98,069       84,794       20,813
    Unreimbursed costs and fees under cost-plus-fee
     contracts............................................................        20,664      (21,448)     (30,505)
    Fixed-price contracts in progress.....................................       (28,814)      17,002        5,340
    Progress and advance payments.........................................      (105,531)     (91,600)     (47,050)
    Prepaid pension costs.................................................         2,004       (6,631)       8,995
    Accounts payable......................................................        18,631      (25,223)      16,937
    Accrued liabilities...................................................         6,074       (9,596)     (16,318)
    Other assets and liabilities..........................................       (14,196)     (21,520)         502
                                                                            ------------  -----------  -----------
      Net Cash Provided By Operating Activities...........................       136,821       95,813      123,050
------------------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities
  Purchases of property, plant and equipment..............................       (43,547)     (52,063)     (90,837)
  Proceeds from disposals of property, plant and equipment................         1,560          942          992
  Acquisitions, net of cash acquired......................................       (43,513)          --       (9,959)
                                                                            ------------  -----------  -----------
      Net Cash Used In Investing Activities...............................       (85,500)     (51,121)     (99,804)
------------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities
  Net (payments) borrowings under short-term line-of-credit agreements....           (23)     (19,533)      19,533
  Principal payments on long-term debt and installment lease
   obligations............................................................       (26,340)     (51,693)      (8,855)
  Proceeds from exercise of stock options.................................         6,696       32,655       15,692
  Dividends paid..........................................................       (39,891)     (35,723)     (30,445)
                                                                            ------------  -----------  -----------
      Net Cash Used in Financing Activities...............................       (59,558)     (74,294)      (4,075)
                                                                            ------------  -----------  -----------
Net (Decrease) Increase in Cash and Cash Equivalents......................        (8,237)     (29,602)      19,171
Cash and cash equivalents at beginning of year............................        32,638       62,240       43,069
                                                                            ------------  -----------  -----------
Cash and Cash Equivalents at End of Year..................................  $     24,401  $    32,638  $    62,240
                                                                            ------------  -----------  -----------
                                                                            ------------  -----------  -----------

               See "Notes to Consolidated Financial Statements."

                        E-SYSTEMS, INC. AND SUBSIDIARIES

                STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY

                      THREE YEARS ENDED DECEMBER 31, 1994
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                     COMMON STOCK
                                                               ------------------------  ADDITIONAL    RETAINED
                                                                  SHARES       AMOUNT      CAPITAL     EARNINGS
-----------------------------------------------------------------------------------------------------------------

Balance January 1, 1992......................................     32,417,150  $  32,417  $   125,421  $   592,225
Net loss.....................................................                                             (69,491)
Exercise of stock options, net of stock tendered (including
 tax benefit of $1,501)......................................        474,965        475       15,217
Adjustment for minimum pension liability (net of tax effect
 of $1,910)..................................................                                              (3,708)
Cash dividends on commom stock
 ($1.00 per share)...........................................                                             (32,556)
                                                               -------------  ---------  -----------  -----------

Balance December 31, 1992....................................     32,892,115     32,892      140,638      486,470
Net income...................................................                                             121,866
Exercise of stock options, net of stock tendered (including
 tax effect of $5,850).......................................        992,682        993       31,662
Adjustment for minimum pension liability (net of tax benefit
 of $4,133)..................................................                                              (7,676)
Cash dividends on common stock ($1.10 per share).............                                             (36,849)
                                                               -------------  ---------  -----------  -----------

Balance December 31, 1993....................................     33,884,797     33,885      172,300      563,811
Net income...................................................                                              95,640
Exercise of stock options, net of stock tendered (including
 tax benefit of $986)........................................        186,316        186        6,510
Adjustment for minimum pension liability (net of tax effect
 of $2,475)..................................................                                               4,597
Unrealized gain on available-for-sale securities reported at market value (net of tax effect
 of $151)....................................................                                                 280
Foreign currency translation adjustment......................                                                 216
Cash dividends on common stock ($1.20 per share).............                                             (40,796)
                                                               -------------  ---------  -----------  -----------

    Balance December 31, 1994................................     34,071,113  $  34,071  $   178,810  $   623,748
                                                               -------------  ---------  -----------  -----------
                                                               -------------  ---------  -----------  -----------

               See "Notes to Consolidated Financial Statements."

                        E-SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1994

NOTE A -- SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION -- The accounts of all subsidiaries have been included in the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated.

    REVENUE AND PROFIT DETERMINATION -- Sales and costs of sales (including general and administrative expenses) on long-term fixed-price contracts and sales (costs and fees) on cost reimbursable contracts are generally recorded under the percentage-of-completion method of accounting as costs are incurred. Sales and costs of sales (including general and administrative expenses) on fixed-price production contracts with substantial quantities are recorded when units are delivered, based on the profit rates anticipated on the contracts at completion. Profits expected to be realized on contracts are based on estimates of total sales value and costs at completion. These estimates are reviewed and revised periodically throughout the lives of the contracts and adjustments to profits resulting from such revisions are made cumulative to the date of change. Amounts in excess of agreed upon contract price for customer-caused delays, errors in specification and design, unapproved change orders or other causes of unanticipated additonal costs are recognized in contract value if it is probable that the claim will result in additional revenue and the amount can be reasonably estimated (See Note C). Losses on contracts are recorded in full as they are identified.

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

    EARNINGS PER SHARE -- Earnings per share are computed based on the sum of the average outstanding common shares and common equivalent shares (1994 -- 34,335,000; 1993 -- 34,041,000; 1992 -- 32,941,000). Common equivalent shares assume the exercise of all dilutive stock options. Primary and fully diluted earnings per share are essentially the same.

    STATEMENT OF CASH FLOWS -- All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

    COSTS IN EXCESS OF NET ASSETS ACQUIRED -- The costs in excess of net assets acquired (goodwill) are being amortized using the straight-line method over a period of 10 to 40 years. The increase in costs in excess of net assets acquired during 1994 was due to seven acquisitions during the year and to contingent consideration made related to prior year acquisitions. Accumulated amortization was $9,346,000 and $6,557,000 at December 31, 1994 and 1993, respectively.

    FINANCIAL INSTRUMENTS AND RISK CONCENTRATION -- Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash equivalents, billed accounts receivable and unreimbursed costs and fees under cost-plus-fee contracts. The Company's cash equivalents consist principally of U.S. Government securities and Eurodollar accounts with high credit quality financial institutions. Generally, the investments mature within 90 days and therefore are subject to

                        E-SYSTEMS, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1994

NOTE A -- SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
minimal risk. Billed accounts receivable and unreimbursed costs and fees under cost-plus-fee contracts result primarily from contracts with the U.S. Government or prime contractors with the U.S. Government and some international customers (principally governments). Contracts involving the U.S. Government do not require collateral or other security. The Company conducts ongoing credit evaluations of domestic non-U.S. Government customers and generally does not require collateral or other security from these customers. Generally international customers are required to furnish letters of credit or make advance payments in amounts sufficient to limit the Company's credit risk to a minimal level. Historically, no significant credit-related losses have been incurred.

NOTE B -- RECEIVABLES
    Accounts Receivable and Unreimbursed Costs and Fees Under Cost-Plus-Fee Contracts by major classification are as follows:

(IN THOUSANDS)                                                                     1994         1993
--------------------------------------------------------------------------------------------------------

Accounts Receivable Billed:
  U.S. Government.............................................................  $    98,420  $    54,305
  Commercial and International................................................       25,169       20,169
  Other.......................................................................       10,792        9,790
Accrued recoverable costs and profits
 (primarily U.S. Government)..................................................      303,824      342,140
                                                                                -----------  -----------
    Total.....................................................................  $   438,205  $   426,404
                                                                                -----------  -----------
                                                                                -----------  -----------
Unreimbursed Costs and Fees Under Cost-Plus-Fee Contracts to the U.S.
 Government:
  Billed......................................................................  $    66,261  $    91,872
  Accrued costs and fees (including fee retentions of $8,168 and $7,756,
   respectively)..............................................................      120,594      115,647
                                                                                -----------  -----------
    Total.....................................................................  $   186,855  $   207,519
                                                                                -----------  -----------
                                                                                -----------  -----------

    Accrued recoverable costs and profits and accrued costs and fees under customer contracts represent revenue earned under the percentage-of-completion method but not yet billable under the terms of the contracts. These amounts are billable based on the terms of the contract which include shipments of the product, achievement of milestones or completion of the contract. Substantially all of the accrued recoverable costs and profits and accrued costs and fees at December 31, 1994 are to be billed during 1995.

    Offset against accrued recoverable costs and profits are unliquidated progress payments of $374,851,000 for 1994 and $470,604,000 for 1993.

                        E-SYSTEMS, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1994

NOTE C -- FIXED-PRICE CONTRACTS
    Cost elements included in Fixed-Price Contracts in Progress are as follows:

(IN THOUSANDS)                                                                       1994       1993
-------------------------------------------------------------------------------------------------------

Production costs consisting of material, labor, and overhead:
  Currently in process...........................................................  $  37,097  $  31,002
  Produced in advance of contractual coverage....................................      7,732        497
  Claim recovery recorded, requests for equitable adjustment and unnegotiated
   change orders in dispute......................................................     23,496     10,984
  General and administrative costs...............................................     15,578     12,161
                                                                                   ---------  ---------
                                                                                   $  83,903  $  54,644
                                                                                   ---------  ---------
                                                                                   ---------  ---------

    Substantially all of the costs incurred in advance of negotiated contracts at December 31, 1994 are expected to receive firm contractual coverage in 1995.

NOTE D -- DEBT
    Long-term debt at December 31 is summarized as follows:

(IN THOUSANDS)                                                                       1994       1993
-------------------------------------------------------------------------------------------------------
Line of credit, at 78 percent of the bank's prime rate or 91 percent of the
 bank's certificate of deposit rate at the Company's option......................  $  --      $  24,000
Other............................................................................     13,286      1,994
                                                                                   ---------  ---------
  Total..........................................................................     13,286     25,994
Less current maturities..........................................................      9,517     25,256
                                                                                   ---------  ---------
                                                                                   $   3,769  $     738
                                                                                   ---------  ---------
                                                                                   ---------  ---------

    As of December 31, 1994, the maturities of long-term debt were as follows:

1995...............................................................  $   9,517
1996...............................................................        704
1997...............................................................        679
1998...............................................................        323
1999...............................................................        323
Thereafter.........................................................      1,740

    The Company has one line of credit dated October 19, 1994, with total credit available of $250 million. This credit agreement terminates October 19, 1998. This agreement, with a group of seven banks, provides for a floating interest rate based upon competitive bids from the member banks and repayment terms negotiated at the time of each borrowing. The credit agreement provides for a facility fee of .13 percent of the committed amount and requires that the Company maintain a specified debt to equity ratio. The Company had no borrowings under this line in 1994.

    The Company has total lines of credit available under short-term borrowing agreements of $110 million of which $9,195,000 and none were borrowed at December 31, 1994 and 1993, respectively. The lines of credit provide for interest at each bank's offered rate at the date of the advance. The short-term average borrowing rate under these lines of credit was 4.9 percent and 6.5 percent in 1994 and 1993, respectively.

                        E-SYSTEMS, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1994

NOTE D -- DEBT (CONTINUED)
    The Company made interest payments in 1994, 1993, and 1992, of $1,613,000, $7,027,000, and $6,817,000, respectively.

NOTE E -- INCOME TAXES
    A reconciliation of the provision for taxes on income to the U.S. statutory rate follows:

(IN THOUSANDS)                                   1994                 1993                 1992
------------------------------------------------------------------------------------------------------

Federal income tax......................   $ 49,591    35%      $ 63,096    35%      $ 55,240    34%
ESOP dividends..........................     (1,847)   (1)        (1,695)   (1)        (1,512)   (1)
Tax settlements.........................     (2,804)   (2)        (1,532)   (1)         --       --
Effect of tax rate change on net
 deferred tax
 assets.................................      --       --         (1,857)   (1)         --       --
Other...................................      1,109     1            397    --           (275)   --
                                           --------    -----    --------    -----    --------    -----
                                           $ 46,049    33%      $ 58,409    32%      $ 53,453    33%
                                           --------    -----    --------    -----    --------    -----
                                           --------    -----    --------    -----    --------    -----

    The tax effects of the significant temporary differences which comprise the deferred tax assets and liabilities at December 31, 1994 and 1993 are as follows:

ASSETS                                       1994       1993
--------------------------------------------------------------

Retiree health care benefits............   $101,612   $103,077
Supplemental executive retirement
 plan...................................      8,149      7,569
Pension plan minimum liabilities........      5,095      7,571
Other...................................     10,799      5,954
                                           --------   --------
Gross Deferred Tax Assets...............   $125,655   $124,171
                                           --------   --------


LIABILITIES
--------------------------------------------------------------

Depreciation............................   $ 21,441   $ 21,489
Pension.................................     13,778     13,778
Safe harbor lease.......................      7,395      7,963
Other...................................      8,956     13,592
                                           --------   --------
Gross Deferred Tax Liabilities..........   $ 51,570   $ 56,822
                                           --------   --------
Net Asset...............................   $ 74,085   $ 67,349
                                           --------   --------
                                           --------   --------

    A valuation allowance has not been recorded for the deferred federal income tax benefits as the Company believes it will generate sufficient taxable income in the future to realize all of the recorded benefits.

    Included in operating costs and expenses are state income and franchise taxes of $6,595,000, $6,688,000, and $6,575,000 in 1994, 1993, and 1992,
respectively.

    The Company made federal income tax payments in 1994, 1993, and 1992 of $53,650,000, $55,450,000, and $62,027,000, respectively.

                        E-SYSTEMS, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1994

NOTE F -- ACCRUED LIABILITIES

(IN THOUSANDS)                              1994      1993
------------------------------------------------------------

Accrued liabilities include the
 following:
  Compensation..........................   $27,679   $25,162
  Advances from customers...............     7,451     1,088
  Insurance.............................     9,436     8,559
  Taxes, other than income..............     7,776     8,511
  Dividends.............................    10,171     9,269
  Other accrued items...................    29,552    20,906
                                           -------   -------
                                           $92,065   $73,495
                                           -------   -------
                                           -------   -------

NOTE G -- STOCKHOLDERS' EQUITY
    At December 31, 1994, there were 50,000,000 authorized shares of common stock and 185,000 shares of authorized but undesignated preferred stock, par value $20.

    During 1994, the Board of Directors adopted a Stockholder Rights Plan to distribute under certain circumstances, rights for each outstanding share of the Company's common stock which entitles the shareholder to buy one one-thousandth of a share of Series A Junior Participating Preferred Stock for $130, subject to adjustment. The Rights will be exercisable if an acquiring person or group has acquired 15 percent or more of the Company's common stock or commences a tender offer which would result in beneficial ownership of 15 percent or more of the Company's common stock.

    The Rights expire on October 17, 2004 and may be redeemed by the Company for $0.01 per right at any time until 10 days following a public announcement that a 15 percent position has been acquired.

    If a person or group acquires 15 percent or more of the outstanding common stock of the Company without the consent of the Board of Directors, the holder of each Right not owned by the 15 percent or more shareholder would be entitled to purchase, at the Right's then current exercise price, shares of the Company's common stock having a value of twice the Right's then current exercise price. The exercise price is the purchase price times the number of shares of common stock associated with each Right (initially one).

    In the event the Company is not the surviving corporation in a merger or other business combination, or more than 50 percent of the Company's assets or earnings power is sold or transferred, each holder of a Right will have the right to receive upon exercise, common stock of the acquiring company having a value equal to two times the exercise price of the Right.

                        E-SYSTEMS, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1994

NOTE G -- STOCKHOLDERS' EQUITY (CONTINUED)

    Stock option plans, which include both "nonqualified" and incentive stock options, provide for options to be granted to key employees at prices equal to, greater than or less than market value at the date of grant and for terms not to exceed ten years. The options outstanding under the plans expire at various dates through 2004. Information on stock options is as follows:

                                                     1994                                            1993
                                ---------------------------------------------------------------------------------------------
                                    NUMBER                                          NUMBER
                                     OF                             AGGREGATE        OF                           AGGREGATE
                                   SHARES      PRICES PER SHARE   OPTION PRICES    SHARES    PRICES PER SHARE   OPTION PRICES
-----------------------------------------------------------------------------------------------------------------------------
Options outstanding at be-
 ginning of year..............     2,649,890   $ 24.74 to $46.13  $  95,248,300   3,133,152  $ 24.75 to $40.25  $  99,670,400
Options granted...............        74,000     36.75 to  44.25      2,855,100     869,050    39.94 to  46.13     37,698,400
Options exercised.............      (202,222)    24.75 to  45.44     (6,411,400)  (1,336,949)   24.75 to  40.25   (41,568,000)
Options expired or
 cancelled....................       (40,515)    33.57 to  43.38     (1,432,000)    (15,363)   24.75 to  34.00       (552,500)
                                ------------                      -------------   ---------                     -------------
Options oustanding at end of
 year.........................     2,481,153*  $ 24.75 to $46.13  $  90,260,000   2,649,890  $ 24.75 to $46.13  $  95,248,300
                                ------------                      -------------   ---------                     -------------
                                ------------                      -------------   ---------                     -------------
Shares reserved for future op-
 tions........................        63,363*
                                ------------
                                ------------
Shares exercisable at Decem-
 ber 31, 1994.................     1,752,661
                                ------------
                                ------------

                                                     1992
                                  NUMBER
                                    OF                             AGGREGATE
                                  SHARES      PRICES PER SHARE   OPTION PRICES
------------------------------
Options outstanding at be-
 ginning of year..............    3,629,432   $ 18.00 to $40.25  $ 114,403,800
Options granted...............       51,000     32.00 to  37.32      1,854,500
Options exercised.............     (498,546)    18.00 to  34.63    (15,038,700)
Options expired or
 cancelled....................      (48,734)    24.75 to  34.00     (1,549,200)
                                -----------                      -------------
Options oustanding at end of
 year.........................    3,133,152   $ 24.75 to $40.25  $  99,670,400
                                -----------                      -------------
                                -----------                      -------------
Shares reserved for future op-
 tions........................
Shares exercisable at Decem-
 ber 31, 1994.................

* Total common shares reserved for exercise of stock options at December 31, 1994 were 2,544,516.

NOTE H -- LEASE COMMITMENTS
    Certain plant facilities are leased under agreements expiring at various dates through 2017. Substantially all of the leases for plant facilities may be renewed for up to seven years after the initial term of the lease. The capitalized value of leases amounted to $15,140,000 and $17,461,000 at December 31, 1994 and 1993, respectively, and net book value amounted to approximately $8,158,000 and $9,765,000 at December 31, 1994 and 1993, respectively.

    Future minimum payments as of December 31, 1994 under the capital leases and noncancelable operating leases with initial or remaining terms of one year or more follow:

                                                                                             CAPITAL    OPERATING
(IN THOUSANDS)                                                                               LEASES      LEASES
------------------------------------------------------------------------------------------------------------------
1995......................................................................................  $   1,363  $    18,890
1996......................................................................................      1,215       15,722
1997......................................................................................      1,245       12,593
1998......................................................................................      1,165        9,982
1999......................................................................................      1,205        9,292
Thereafter................................................................................      3,583       44,502
                                                                                            ---------  -----------
Total minimum lease payments..............................................................      9,776  $   110,981
                                                                                                       -----------
                                                                                                       -----------
Amounts representing interest.............................................................     (2,607)
                                                                                            ---------
Present value of net minimum lease payments...............................................  $   7,169
                                                                                            ---------
                                                                                            ---------

    Lease expense on plant facilities, machinery and equipment amounted to $18,380,000, $18,890,000, and $22,616,000 in 1994, 1993, and 1992, respectively.

                        E-SYSTEMS, INC. AND SUBSIDIARIES

                               December 31, 1994

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

    A summary of the components of net periodic expense for the Company's defined benefit plans and Supplemental Executive Retirement Program (SERP), follows:

(IN THOUSANDS)                                                                     1994        1993        1992
------------------------------------------------------------------------------------------------------------------
Service cost -- benefits earned during this period............................  $   37,221  $   31,985  $   29,655
Interest cost on projected benefit obligation.................................      54,954      48,762      44,015
Actual loss (return) on plan assets...........................................      22,198     (19,027)     (8,135)
Net amortization and deferral.................................................     (66,598)    (29,634)    (42,644)
                                                                                ----------  ----------  ----------
Net periodic pension expense..................................................  $   47,775  $   32,086  $   22,891
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
Assumptions used in the accounting for the plans were as follows:
------------------------------------------------------------------------------------------------------------------
Weighted-average discount rate................................................        8.5%       7.45%       8.25%
Rates of increase in compensation levels -- defined benefit plans.............        5.0%       5.75%       5.75%
Rates of increase in compensation levels -- SERP..............................        7.0%        7.0%        7.0%
Expected long-term rate of return on assets...................................       10.0%       10.0%       10.0%

    The following table sets forth the funded status and amounts recognized in the Consolidated Balance Sheets for the Company's defined benefit pension plans, excluding the SERP:

                                                          1994                                1993
                                            ---------------------------------   ---------------------------------
                                              ACCUMULATED      ASSETS EXCEED      ACCUMULATED      ASSETS EXCEED
                                            BENEFITS EXCEED     ACCUMULATED     BENEFITS EXCEED     ACCUMULATED
(IN THOUSANDS)                                   ASSETS           BENEFITS           ASSETS           BENEFITS
-----------------------------------------------------------------------------------------------------------------
Actuarial present value of benefit
 obligations:
  Vested benefit obligation...............  $       (63,742)   $    (448,904)   $       (68,428)   $    (446,254)
                                                   --------    --------------          --------    --------------
                                                   --------    --------------          --------    --------------
  Accumulated benefit obligation..........  $       (69,680)   $    (480,261)   $       (76,626)   $    (497,263)
                                                   --------    --------------          --------    --------------
                                                   --------    --------------          --------    --------------
  Projected benefit obligation............  $       (71,066)   $    (576,217)   $       (81,133)   $    (644,950)
Plan assets at fair value.................           56,050          497,240             60,122          501,410
                                                   --------    --------------          --------    --------------
Plan assets less than projected benefit
 obligation...............................          (15,016)         (78,977)           (21,011)        (143,540)
Unrecognized net loss.....................           17,383          202,706             25,186          258,796
Prior service cost (credit) not yet
 recognized in net periodic pension
 cost.....................................           11,372          (22,908)            13,506           (1,556)
Unrecognized net asset at January 1, 1986,
 net of amortization......................           (7,888)         (66,336)            (9,202)         (77,211)
Adjustment to recognize minimum
 liability................................          (20,132)              --            (24,982)              --
                                                   --------    --------------          --------    --------------
(Accrued) Prepaid Pension Cost............  $       (14,281)   $      34,485    $       (16,503)   $      36,489
                                                   --------    --------------          --------    --------------
                                                   --------    --------------          --------    --------------

                        E-SYSTEMS, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1994

NOTE I -- EMPLOYEE BENEFITS (CONTINUED)
    Approximately 53 percent of the defined benefit plans' assets at December 31, 1994 are invested in mutual funds, commercial paper, common stocks and other assets, and 47 percent of the plans' assets are invested in real estate. The market value of the Company's common stock held by the plans was $61,380,000 at December 31, 1994.

    The SERP, which is a nonqualified plan, provides certain officers with defined pension benefits in excess of limits imposed by federal tax laws. See Note K for discussion of the Trust established to fund pension benefits under the SERP. The following table sets forth the funded status and amounts recognized in the Consolidated Balance Sheets for the Company's SERP:

(IN THOUSANDS)                                                    1994      1993
----------------------------------------------------------------------------------

Actuarial present value of benefit obligations:
  Vested benefit obligation...................................  $(15,284) $(17,767)
                                                                --------  --------
                                                                --------  --------
  Accumulated benefit obligation..............................  $(20,640) $(22,515)
                                                                --------  --------
                                                                --------  --------
  Projected benefit obligation................................  $(23,397) $(25,449)
Unrecognized net loss.........................................     4,131     8,578
Prior service cost not yet recognized in net periodic pension
 cost.........................................................       520       318
Unrecognized net obligation at January 1, 1986, net of
 amortization.................................................     2,153     2,512
Adjustment required to recognize minimum liability............    (4,047)   (8,474)
                                                                --------  --------
Net pension liability of the SERP.............................  $(20,640) $(22,515)
                                                                --------  --------
                                                                --------  --------

    An Employee Stock Ownership Plan (ESOP), which includes substantially all employees, provides for voluntary annual contributions in amounts determined by the Board of Directors. The contributions may be in cash, common stock, securities or other property. The annual contributions are to be at least sufficient to discharge any current obligations of the Employee Stock Ownership Trust. Contributions to the Trust are accrued quarterly and for 1994, 1993, and 1992 were $10,949,000, $11,709,000, and $13,045,000, respectively.

    Certain subsidiaries sponsor separate 401(k) savings plans which provide for voluntary annual contributions at the discretion of management. Contributions of $6,250,000 $4,202,000, and $2,480,000 were made to the plans in 1994, 1993, and
1992, respectively.

    During 1987, the Board of Directors approved a retirement policy for its outside directors which provides for post retirement remuneration and death benefits. The expense of the plan is being amortized over the anticipated remaining terms of the directors.

NOTE J -- RETIREE HEALTH CARE AND LIFE INSURANCE BENEFITS
    Certain health care and life insurance benefits are provided for retired employees. Employees retiring between the ages of 55 and 65 with at least 10 years of service or who age vest under the E-Systems, Inc. Salaried Retirement Plan are eligible for these benefits. Election to participate must be made as of the date of retirement, and the retiree may elect to cover qualifying dependents. If the retiree elects no medical coverage, it may not be added at a later date.

    Prior to 1992, the costs for providing retiree health care and life insurance benefits were recognized as an expense as claims were paid. In 1992, the company began to recognize the projected future

                        E-SYSTEMS, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1994

NOTE J -- RETIREE HEALTH CARE AND LIFE INSURANCE BENEFITS (CONTINUED)
cost of providing postretirement benefits, such as health care and life insurance, as an expense during the employee's vesting service. Upon implementation of this change, as of January 1, 1992, an accumulated postretirement benefit obligation (APBO) of $270.5 million was recognized.

    A summary of the components of net periodic retiree health care and life insurance benefits cost follows:

(IN THOUSANDS)                                                          1994     1993     1992
-----------------------------------------------------------------------------------------------

Service cost.........................................................  $ 7,665  $ 6,546  $6,962
Interest cost........................................................   19,232   21,068  21,931
Actual loss (return) on plan assets..................................      562   (1,930)     --
Net amortization and deferral........................................   (4,499)   1,275      --
                                                                       -------  -------  ------
Net periodic postretirement benefits cost............................  $22,960  $26,959  $28,893
                                                                       -------  -------  ------
                                                                       -------  -------  ------

    In 1993, the Company began contributing to a Voluntary Employees' Beneficiary Association trust and a 401(h) trust that will be used to partially fund health care benefits for retirees. Benefits are funded to the extent contributions are tax-deductible, which under current legislation is limited. In general, retiree health care benefits are paid as covered expenses are incurred. Plan assets consist of listed mutual funds, and the expected long-term rate of return on plan assets is 9 percent. The funded status and amounts recognized in the Consolidated Balance Sheets for the company's retiree health care and life insurance plans are:

(IN THOUSANDS)                                                     1994      1993
-----------------------------------------------------------------------------------

Discount Rate..................................................      8.5%     7.45%
Accumulated postretirement benefit obligation (APBO):
Retirees.......................................................  $178,905  $164,354
Fully eligible active employees................................    12,740    15,137
Active employees not yet eligible..............................    74,606    86,655
Less fair value of plan assets.................................   (27,605)  (13,614)
                                                                 --------  --------
Excess of APBO over assets.....................................   238,646   252,532
Unrecognized prior service cost................................    12,547    13,383
Unrecognized net gain..........................................    33,034    24,880
                                                                 --------  --------
Accrued retiree health care and life insurance benefits
 liability.....................................................  $284,227  $290,795
                                                                 --------  --------
                                                                 --------  --------

    The health care cost trend rates, used to calculate both net periodic cost and the APBO, are as follows:

                                                                    COST
                                                                    TREND
YEARS ENDING DECEMBER 31                                            RATES
-------------------------------------------------------------------------

1995-1996.........................................................  7.6%
1997-1998.........................................................  7.7%
1999..............................................................  7.8%
2000 and beyond...................................................  5.8%

                        E-SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               December 31, 1994

NOTE J -- RETIREE HEALTH CARE AND LIFE INSURANCE BENEFITS (CONTINUED)
    Increasing the assumed health care cost trend rates by one percentage point in each year would increase the APBO as of December 31, 1994 by $25,352,000 and the net periodic benefit cost for the year ended December 31, 1994 by $3,042,000.

NOTE K -- INVESTMENTS
    A trust was established to fund the payment of pension benefits under the Supplemental Executive Retirement Program (SERP) (See Note I). Trust assets totaled $45,000,000 and $42,134,000 at December 31, 1994 and 1993, respectively, and are included in Deferred Charges and Other. The assets of the Trust are invested at the discretion of the outside trustee, and at December 31, 1994, consisted primarily of listed common stock, convertible securities, and fixed-income investments. The Trust became irrevocable in 1988 subject only to the claims of creditors in the event of insolvency of the Company.

    In the first quarter of 1994, Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" was adopted. This Statement defines the accounting treatment for marketable equity and debt securities by their classification as either held-to-maturity, trading or available-for-sale securities.

    Trust investments are considered available-for-sale and are stated at fair value, based on quoted market prices as determined by an outside trustee, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. In 1993, the marketable equity securities held by the Trust were carried at the lower of cost or market. At December 31, 1993, the outside trustee estimated the market value of the trust assets to be $46,119,000. Interest, dividends and realized gains and losses of the Trust are included in other income. The cost of securities sold is based on the average cost method. The following is a summary of trust investments at December 31, 1994:

                                                                        GROSS        GROSS
                                                                     UNREALIZED   UNREALIZED    ESTIMATED
(IN THOUSANDS)                                              COST        GAINS       LOSSES     FAIR VALUE
----------------------------------------------------------------------------------------------------------
U.S. corporate securities...............................  $   3,532   $      21    $     314    $   3,239
Other debt securities...................................     18,226         480          404       18,302
                                                          ---------  -----------  -----------  -----------
    Total debt securities...............................     21,758         501          718       21,541
Equity securities.......................................     22,811       2,244        1,596       23,459
                                                          ---------  -----------  -----------  -----------
                                                          $  44,569   $   2,745    $   2,314    $  45,000
                                                          ---------  -----------  -----------  -----------
                                                          ---------  -----------  -----------  -----------

    The gross realized gains on sales of available-for-sale securities totaled $1,361,000 and gross realized losses totaled $329,000 for the year-ended December 31, 1994.

                        E-SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1994

NOTE K -- INVESTMENTS (CONTINUED)
    The amortized cost and estimated fair value of debt and marketable equity securities at December 31, 1994, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                                                                                     ESTIMATED
(IN THOUSANDS)                                                             COST     FAIR VALUE
-----------------------------------------------------------------------------------------------
Due in one to three years..............................................  $   4,344   $   4,342
Due after three years..................................................     17,414      17,199
                                                                         ---------  -----------
                                                                            21,758      21,541
Equity securities......................................................     22,811      23,459
                                                                         ---------  -----------
                                                                         $  44,569   $  45,000
                                                                         ---------  -----------
                                                                         ---------  -----------

NOTE L -- COMMITMENTS AND CONTINGENCIES
    Changes to procurement regulations in recent years, as well as the Government's drive against "fraud, waste and abuse" in defense procurement systems have increased the complexity and cost of doing business with the Government. Some of these changes have redefined the ability to recover various standard business costs which the Government will not allow, in whole or in part, as the cost of doing business on Government contracts. Other legal and regulatory practices have increased the number of auditors, inspectors general and investigators to the point that the Company, like every other major Government contractor, is the constant subject of audits, investigations and inquiries concerning various aspects of its business practices.

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

    The Company has become aware through press reports of the filing of a civil lawsuit, by a former employee, in the United States District Court for the Southern District of Texas (Galveston), brought under the so-called QUI TAM provisions of the False Claims Act, which permit an individual to bring suit in the name of the Government and share in any recovery received by the Government. This lawsuit is currently under seal while the Justice Department conducts an investigation to determine whether it should intervene in the prosecution of the case. The Company is cooperating in that investigation. Although the Company is unaware of the specific nature of the allegations in the sealed lawsuit, the Company is also unaware of any conduct which it believes would support a QUI TAM recovery under the False Claims Act.

    The Company is involved in other disagreements which are in the ordinary course of the Company's business activities that are not expected to have a material adverse effect on the Company's financial position. In addition, the Company is involved in certain environmental investigation matters with governmental agencies, and pending or threatened lawsuits and claims of current and former employees alleging various age, race, sex and disability discrimination or retaliatory discharge.

    Management believes that if there is any impact of the foregoing matters on the Company's financial condition it will not be material.

                        E-SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1994

NOTE L -- COMMITMENTS AND CONTINGENCIES (CONTINUED)
    In the normal course of its business activities, the Company is required under certain contracts to provide letters of credit which may be drawn down in the event the Company fails to perform under the contracts. At December 31, 1994, letters of credit outstanding amounted to $55.6 million.

NOTE M -- SPECIAL CHARGES
    Special charges reflect adjustments to the net realizable value of investments in several nontraditional business areas such as mass storage, medical technology and others. The charges of $24.5 million as they impacted each business area are as follows: mass storage, $15.6 million; medical technology, $7.1 million; and other areas, $1.8 million.

NOTE N -- OPERATIONS BY PRODUCT CATEGORY
    The Company has five significant product segments. The Reconnaissance and Surveillance category includes strategic systems for intelligence, reconnaissance and surveillance applications and tactical systems relating to electronic countermeasures and jamming and deception devices. The Command, Control and Communications category includes communications equipment and command and control systems which process data for ready analysis and decision making. In the Navigation and Controls category, automatic control products for aircraft, missile steering and tracking systems, and aircraft navigation aids are developed and manufactured. The Company provides maintenance, repair and modification services for aircraft of all types and other maintenance services through its Aircraft Maintenance and Modification product segment. In 1994, a determination was made to remove the Other Products and Services from the Aircraft Maintenance and Modification segment; accordingly, the segment information for 1993 and 1992 has been reclassified to conform to the 1994 presentation. Included in the Other Products and Services category is the mass storage and retrieval product line (EMASS), medical technology capabilities, data handling, depot maintenance and language processing capabilities. Also included is the Company's transportation technology business which provides for real-time location and status of mass transit vehicles. Product category information is reported herein by product type since each category involves several divisions. There are no sales between product categories.

    Identifiable assets by product category include both assets specifically identified with those operations and an allocable share of jointly used assets. Corporate assets consist primarily of cash, deferred federal income taxes, miscellaneous receivables, investments and fixed assets.

    Sales to the United States Government from all categories amounted to $1,848,326,000, $1,865,069,000, and $1,867,043,000, in 1994, 1993, and 1992,
respectively.

    International sales which are primarily export sales to foreign governments and from all categories are summarized by geographic area as follows:

(IN THOUSANDS)                               1994       1993       1992
-------------------------------------------------------------------------
Middle East.............................   $ 20,989   $ 63,610   $ 68,309
Europe..................................     59,160     76,722     77,129
Australia and Pacific...................     20,156     19,436     22,921
Other regions...........................     28,023     18,990     12,371
                                           --------   --------   --------
                                           $128,328   $178,758   $180,730
                                           --------   --------   --------
                                           --------   --------   --------

                        E-SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1994

NOTE N -- OPERATIONS BY PRODUCT CATEGORY (CONTINUED)
    Financial information by product category (in thousands) is summarized as follows:

                                          UNAUDITED                                                 DEPRECIATION
                                   ------------------------                 INCOME                      AND         CAPITAL
1994                                BOOKINGS      BACKLOG     NET SALES   BEFORE TAX     ASSETS     AMORTIZATION  EXPENDITURES
------------------------------------------------------------------------------------------------------------------------------
Reconnaissance and
 Surveillance....................  $ 1,060,557  $ 1,106,724  $ 1,125,025   $ 110,157   $   630,844   $   32,515    $   26,587
Command, Control and
 Communications..................      548,993      593,227      385,599      37,005       152,092        8,653         6,397
Navigation and Controls..........       22,117       82,856       55,000       9,138        40,889        1,966         2,256
Aircraft Maintenance &
 Modification....................      760,726      763,364      335,531      18,830       160,432        5,334         4,890
Other Products and Services......      134,174       85,137      127,145     (21,659)      171,693        3,177         3,168
                                   -----------  -----------  -----------  -----------  -----------  ------------  ------------
  Total for Operating Segments...    2,526,567    2,631,308    2,028,300     153,471     1,155,950       51,645        43,298
Corporate........................                                             (9,370)      218,217        3,029           375
Interest expense.................                                             (2,412)
                                   -----------  -----------  -----------  -----------  -----------  ------------  ------------
  Consolidated Total.............  $ 2,526,567  $ 2,631,308  $ 2,028,300   $ 141,689   $ 1,374,167   $   54,674    $   43,673
                                   -----------  -----------  -----------  -----------  -----------  ------------  ------------
                                   -----------  -----------  -----------  -----------  -----------  ------------  ------------


1993
------------------------------------------------------------------------------------------------------------------------------
Reconnaissance and
 Surveillance....................  $   996,875  $ 1,171,192  $ 1,259,651   $ 110,611   $   648,277   $   33,710    $   33,085
Command, Control and
 Communications..................      344,001      429,833      389,852      32,805       160,408        9,992         8,619
Navigation and Controls..........       30,202      115,739       63,518      14,093        27,344        2,431         1,958
Aircraft Maintenance &
 Modification....................      433,328      338,169      300,621      21,081       145,125        4,924         5,127
Other Products and Services......      106,126       78,108       83,472       2,066        48,135          825         2,856
                                   -----------  -----------  -----------  -----------  -----------  ------------  ------------
  Total for Operating Segments...    1,910,532    2,133,041    2,097,114     180,656     1,029,289       51,882        51,645
Corporate........................                                              5,830       249,884        2,976           441
Interest expense.................                                             (6,211)
                                   -----------  -----------  -----------  -----------  -----------  ------------  ------------
  Consolidated Total.............  $ 1,910,532  $ 2,133,041  $ 2,097,114   $ 180,275   $ 1,279,173   $   54,858    $   52,086
                                   -----------  -----------  -----------  -----------  -----------  ------------  ------------
                                   -----------  -----------  -----------  -----------  -----------  ------------  ------------

1992
------------------------------------------------------------------------------------------------------------------------------
Reconnaissance and
 Surveillance....................  $ 1,144,397  $ 1,433,968  $ 1,379,019   $ 114,339   $   664,773   $   34,889    $   70,571
Command, Control and
 Communications..................      407,472      475,684      340,632      26,698       163,852        9,924        11,931
Navigation and Controls..........       51,810      149,055       57,351      11,673        30,987        2,313         2,038
Aircraft Maintenance &
 Modification....................      224,525      205,462      252,841      14,704       117,625        3,683         5,220
Other Products and Services......       77,115       55,454       65,070       3,322        36,444          223           319
                                   -----------  -----------  -----------  -----------  -----------  ------------  ------------
  Total for Operating Segments...    1,905,319    2,319,623    2,094,913     170,736     1,013,681       51,032        90,079
Corporate........................                                               (600)      239,892        2,551           911
Interest expense.................                                             (7,664)
                                   -----------  -----------  -----------  -----------  -----------  ------------  ------------
  Consolidated Total.............  $ 1,905,319  $ 2,319,623  $ 2,094,913   $ 162,472   $ 1,253,573   $   53,583    $   90,990
                                   -----------  -----------  -----------  -----------  -----------  ------------  ------------
                                   -----------  -----------  -----------  -----------  -----------  ------------  ------------

                                INDEX OF EXHIBITS
                       Securities Exchange Act of 1934


                                                                       PAGE IN
                                                                         FORM
EXHIBIT NO.            ITEM                                              10-K
------------------------------------------------------------------------------
3(i)    Composite Articles of Incorporation as Amended April 21, 1987.     X

3(ii)   Bylaws as Amended and Restated January 26, 1994.                   X

4(a)    Rights Agreement dated October 7, 1994 between E-Systems,
        Inc. and Society National Bank, Rights Agent (filed electronically as Exhibit 4 to Form 8A12B on October 12, 1994, incorporated herein by reference).

10(b)*  Employment Agreement of A. Lowell Lawson dated September
        27, 1989 including Amendment No. One dated January 26, 1994 (filed electronically as Exhibit 10(b) to Annual Report on Form 10-K for the fiscal year ended December 31, 1993, incorporated herein by reference).

10(c)*  Employment Agreement of Terry W. Heil dated as of December
        19, 1990 including Amendment No. One dated November 22, 1993
        and Amendment No. Two dated April 27, 1994.                        X

10(d)* Employment Agreement of Peter A. Marino dated October 14, 1991 including Amendment No. One dated November 22, 1993 and
        Amendment No. Two dated April 27, 1994.                            X

10(e)* Employment Agreement of Brian D. Cullen dated October 14, 1991 including Amendment No. One dated November 22, 1993 and
        Amendment No. Two dated April 27, 1994.                            X

10(f)*  Employment Agreement of James W. Crowley as Restated
        June 1, 1982.                                                      X

10(g)*  Form of Amended and Restated Indemnification Agreement
        with Officers and Directors                                        X

10(h)*  E-Systems, Inc. 1982 Incentive Stock Option Plan, as amended
        January 24, 1994.                                                  X

10(i)*  E-Systems, Inc. 1980 Stock Option Plan                             X

10(j)*  Form of Stock Option Agreement                                     X

10(k)*  Form of Restricted Stock Award Agreement                           X

10(l)   Lease Agreement between City of Greenville and
        E-Systems, Inc. dated October 1, 1977, as amended by Amendments No. 1 and 2 dated October 15, 1980;
        Amendment No. 3 dated October 1, 1981; Amendment
        No. 4 dated July 15, 1990 and Amendment No. 5 dated
        December 11, 1990 (filed electronically as Exhibit 10I on
        Form 10-K for the fiscal year ended December 31, 1993, incorporated herein by reference).

                                                                       PAGE IN
                                                                         FORM
EXHIBIT NO.            ITEM                                              10-K
------------------------------------------------------------------------------

10(m)*  Executive Supplemental Retirement Plan effective
        June 1, 1982, as amended through November 18, 1986                 X

10(n)* E-Systems, Inc. 1988 Employee Stock Option Plan, as amended (filed electronically as Exhibit 10(n) on Form
        10-K for the fiscal year ended December 31, 1993, incorporated herein by reference).

10(o)*  Trust Agreement dated June 23, 1987 between E-Systems,
        Inc. and AmeriTrust Company, National Association, Trustee, including First Amendment dated September 23, 1987 and
        Second Amendment dated February 4, 1988                            X

10(p)*  Trust Agreement dated May 19, 1994 between E-Systems,
        Inc. and Society National Bank, National Association, Trustee.     X

10(q)* E-Systems, Inc. 1995 Directors' Stock Option Plan (filed electronically as Exhibit 1 to the E-Systems, Inc. 1995 Proxy Statement dated March 24, 1995, incorporated herein by reference).

10(r)*  1994 Employee Stock Option Plan (filed electronically as
        Exhibit 1 to the E-Systems, Inc. 1994 Proxy Statement dated March 25, 1994, incorporated herein by reference).

11      Statement re computation of per share earnings                     X

21      Subsidiaries of Resgistrant.                                       X

23      Consent of Independent Auditors                                    X

27      Financial Data Schedule                                            X

99 Additional Exhibits (Annual Report on Form 11-K for the fiscal year ended December 31, 1994, for the E-Systems
        Tax Advantaged Capital Accumulation Plan: to be filed by amendment).


_______________________

* Each of these exhibits is a "management contract or compensatory plan, contract, or arrangement".